Form 10QSB
period 2000-12-31
HIPSTYLE COM INC
filed 2001-02-20
CIK 1117258

U.S. Securities and Exchange Commission
                 Washington, D.C. 20549
<P>
                      Form 10-QSB
<P>
                      (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
<P>
     For the quarterly period ended December 31, 2000.
<P>
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
     EXCHANGE ACT
<P>
For the transition period from            to
<P>
      Commission file number 000-30291
<P>
                  Hipstyle.com, Inc.
          (Exact name of small business issuer
             as specified in its charter)

Florida                                          65-0928369
(State or other jurisdiction of        (IRS Employer Identification No.)
 incorporation or organization)

<P>
   1221 Brickell Avenue, Suite 900, Miami, FL 33131
       (Address of principal executive offices)
<P>
                  (305) 539-0900
           (Issuer's telephone number)
<P>
                  Not Applicable
 (Former name, former address and former fiscal year,
          if changed since last report)
<P>
Check whether the issuer (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act
during the past 12 months (or for such shorter period
that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X      No
<P>
   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
      PROCEEDINGS DURING THE PRECEDING FIVE YEARS
<P>
Check whether the registrant filed all documents and
reports required to be filed by Section 12, 13 or 15(d)
of the Exchange Act after the distribution of securities
under a plan confirmed by a court.  Yes    No
<P>
         APPLICABLE ONLY TO CORPORATE ISSUERS
Transitional Small Business Disclosure Format
(Check one):
                    Yes        No
<P>
The number of shares of common stock $.001 par value, of the Registrant issued and outstanding as of February 14, 2001 was 4,600,000.
<P>
                 HIPSTYLE.COM, INC.
<P>
                     FORM 10QSB
<P>
          PERIOD ENDED DECEMBER 31, 2000
<P>
PART 1
<P>
ITEM 1.     FINANCIAL STATEMENTS - HIPSTYLE.COM, INC.
            (A DEVELOPMENT STAGE
            COMPANY) FOR THE SIX MONTHS ENDED -
            DECEMBER 31, 2000
<P>
              (A DEVELOPMENT STAGE COMPANY)
<P>
                 FINANCIAL STATEMENTS
<P>
        FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
<P>

                                HIPSTYLE.COM, INC.
                           (A DEVELOPMENT STAGE ENTITY)
<P>
                               TABLE OF CONTENTS
                                                                Page
<P>
BALANCE SHEETS
<P>
STATEMENTS OF OPERATIONS                                          2
<P>
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)           3 - 4
<P>
STATEMENTS OF CASH FLOWS                                          5 - 6
<P>
NOTES TO FINANCIAL STATEMENTS                                     7 - 19

<P>

                                  HIPSTYLE.COM, INC.
                            (A DEVELOPMENT STAGE COMPANY)
<P>
                                 BALANCE SHEETS
ASSETS                                           December 31, 2000
                                                   (Unaudited)        June 30, 2000
                                              ---------------------------------------
CURRENT ASSETS:
<P>
Cash                                            $    18,736          $        55
Prepaid expenses                                      2,000                    0
                                              ---------------------------------------
          Total Current assets                       20,736                   55
<P>
WEBSITE, net of accumulated amortization
 $3,164 and $450                                     23,971               26,685
                                              ---------------------------------------
TOTAL ASSETS                                    $    44,707          $    26,740
                                              =======================================
<P>
LIABILITIES AND STOCKHOLDERS' EQUITY
<P>
CURRENT LIABILITIES:
<P>
    Accounts payable & accrued expenses         $    14,242          $    73,137
                                              ---------------------------------------
     Total Current liabilities                       14,242               73,137
<P>
STOCKHOLDERS' EQUITY (DEFICIT):
<P>
     Common Stock, par value $.0001 per share;
     100,000,000 shares authorized;
     4,600,000 and 4,050,000 shares issued and
     outstanding respectively                           460                  405
     Additional paid-in capital                     119,740                9,795
     Deficit accumulated during the
      development stage                             (89,735)             (56,597)
                                             ---------------------------------------
       Total Stockholders' equity                   (30,465)             (46,397)
                                             ---------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                               $    44,707         $     26,740
                                             =======================================
<P>
      The accompanying notes are an integral part of these financial statements.
<P>
                                            -2-

                                   HIPSTYLE.COM, INC.
                              (A DEVELOPMENT STAGE COMPANY)
<P>
                                STATEMENTS OF OPERATIONS
                                FOR THE THREE       FOR THE SIX MONTH     FROM THE PERIOD
                                MONTH PERIOD            ENDED             JUNE 22, 1999
                                DECEMBER 31,          DECEMBER 31,     (DATE OF INCEPTION)
                              2000         1999     2000       1999   TO DECEMBER 31, 2000
                            --------------------------------------------------------------
DEVELOPMENT STAGE REVENUES    $     0     $     0  $      0    $            $
                            --------------------------------------------------------------
DEVELOPMENT STAGE EXPENSES:
     Accounting fees            4,000           0     8,000              0         21,000
     Amortization               1,357           0     2,714              0          3,164
     Bank charges                   0          45        90             45            235
     Consulting fees                0           0         0              0         10,200
     Dues & subscriptions           0           0        55              0            293
     Licenses and taxes           444           0       444            488          1,369
     Office expenses            6,315           0    12,315              0         12,315
     Postage                       98           0       179              0            179
     Legal and professional
      fees                      6,697       3,880     7,435          3,880         11,916
     Research and development       0           0         0              0         27,157
     On-Line services             135           0       225              0            225
     Travel                     1,401           0     1,681              0          1,682
                           ---------------------------------------------------------------
TOTAL DEVELOPMENT STAGE
 EXPENSES                      20,447       3,925    33,138          4,413         89,735
<P>
LOSS FOR THE PERIOD           (20,447)     (3,925)  (33,138)        (4,413)       (89,735)
                           ===============================================================
NET LOSS PER COMMON SHARE  $  (0.0044) $  (0.0010) $(0.0077)   $   (0.0011)
                           ===============================================================
Weighted-average common
 share outstanding          4,600,000   4,000,000 4,299,703      4,000,000
                          ================================================
<P>
          The accompanying notes are an integral part of these financial statements
<P>
                                            -2-

                                   HIPSTYLE.COM, INC.
                             (A DEVELOPMENT STAGE COMPANY)
<P>
                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
<P>
           FOR THE PERIOD JUNE 22, 1999 (INCEPTION) THROUGH DECEMBER 31, 2000
                                                                 DEFICIT
                                                                 ACCUMULATED
                                                  ADDITIONAL     DURING THE
                           COMMON STOCK            PAID-IN       DEVELOPMENT
                      SHARES         AMOUNT        CAPITAL       STAGE           TOTAL
                     ------------------------------------------------------------------
Balance,
June 22, 1999
(inception)                  0       $     0       $     0         $     0       $     0
<P>
Restricted common stock
issued to related
parties for
consulting fees     4,000,000            400          (200)              0           200
<P>
Deficit accumulated
during development
stage for the period
June 22, 1999
(inception) through
June 30, 1999              0               0             0            (200)         (200)
                     ------------------------------------------------------------------
Balance,
 June 30, 1999     4,000,000             400          (200)           (200)            0
<P>
         The accompanying notes are an integral part of these financial statements.
<P>
                                             -3-

                                  HIPSTYLE.COM, INC.
                            (A DEVELOPMENT STAGE COMPANY)
<P>
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
<P>
   FOR THE PERIOD JUNE 22, 1999 (INCEPTION) THROUGH DECEMBER 31, 2000 CONT'D)
                                                                 DEFICIT
                                                                 ACCUMULATED
                                                  ADDITIONAL     DURING THE
                           COMMON STOCK            PAID-IN       DEVELOPMENT
                      SHARES         AMOUNT        CAPITAL       STAGE           TOTAL
                     ------------------------------------------------------------------

Balance,
 June 30, 1999     4,000,000        $  400       $   (200)       $  (200)       $    0
<P>
Restricted common stock
issued to related
party for
consulting services   50,000             5          9,995              0        10,000
<P>
Deficit accumulated
during development
stage for the year
ended June 30, 2000        0             0              0        (56,397)      (56,397)
                     -------------------------------------------------------------------
Balance,
 June 30, 2000     4,050,000           405          9,795        (56,597)      (46,397)
<P>
Common stock issued
 to third parties
 in private
 offering            550,000            55        109,945              0       110,000
<P>
Deficit accumulated
 during development
 stage for the six
 months ended
 December 31, 2000         0             0              0        (33,138)      (33,138)
                  ---------------------------------------------------------------------
Balance,
December 31, 2000  4,600,000    $      460      $ 119,740      $ (89,735)    $  30,465
                  =====================================================================
<P>
         The accompanying notes are an integral part of these financial statements.
<P>
                                            -4-

                                  HIPSTYLE.COM, INC.
                            (A DEVELOPMENT STAGE COMPANY)
<P>
                              STATEMENTS OF CASH FLOWS
                                                               FOR THE PERIOD
                                         SIX MONTHS ENDED       JUNE 22, 1999
                                          DECEMBER 31,        (INCEPTION) TO
                                         2000         1999     DECEMBER 31, 2000
                                      ------------------------------------------------
OPERATING ACTIVITIES:
Deficit accumulated during
 the development stage                $ (33,138)  $  (4,413)    $    (89,735)
Amortization                              2,714           0            3,164
<P>
Adjustments to reconcile
 net loss to net cash
 used by operations:
Changes in assets and liabilities:
(Increase) Decrease in
 prepaid expenses                        (2,000)          0           (2,000)
Increase (Decrease) in
 accounts payable and
 Accrued expenses                       (56,907)      3,500           13,742
                                      ------------------------------------------------
Net Cash Used by Operating Activities   (89,331)       (913)         (74,829)
                                      ------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets                 0           0          (27,135)
                                      ------------------------------------------------
Net Cash provided by Investing Activities     0           0          (27,135)
                                      ------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance
 of common stock                             55           0              460
Proceeds from Additional
 Paid in Capital                        109,945           0          119,740
Loans from shareholders                  (1,988)        988              500
                                      ------------------------------------------------
Net Cash Provided By
 Financing Activities                   108,012         988          120,700
                                      ------------------------------------------------
Increase (decrease) in cash              18,681          75           18,736
                                      ------------------------------------------------
Cash, Beginning of quarter                   55           0                0
                                      ------------------------------------------------
Cash, End of quarter                $    18,736    $     75      $    18,736
                                      ================================================
<P>
        The accompanying notes are an integral part of these financial statements.
<P>
                                            -5-

                     HIPSTYLE.COM, INC.
               (A DEVELOPMENT STAGE COMPANY)
<P>
                 STATEMENT OF CASH FLOWS
<P>
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
<P>
During the six-month periods ended December 31, 2000 and 1999, and for the cumulative period June 22, 1999 (inception) through December 31, 2000, the Company did not pay or accrue any interest or taxes.
<P>
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVIITES
<P>
     The Company entered into the following non-cash
transactions:
<P>
On June 22, 1999 (inception) the Company issued 4,000,000 post-split (see note 6) restricted shares of common stock in consideration for consulting services provided by Intelilabs.com, Inc. formerly known as Quentin Road Productions, Inc., the founder of the Company (see note 1). This transaction was valued at $200.
<P>
On May 30, 2000 the Company issued 50,000 restricted shares of the Company's common stock in exchange for consulting services to the Vice President of the Company. This transaction was valued at $10,000 (see note 6).
<P>
                           -6-
<P>
                    HIPSTYLE.COM, INC
            (A DEVELOPMENT STAGE COMPANY)
<P>
            NOTES TO FINANCIAL STATEMENTS
<P>
                  DECEMBER 31, 2000
<P>
NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
             SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
<P
ORGANIZATION
-------------
<P>
     Hipstyle.com, Inc. ("the Company") was incorporated on June 22, 1999 under the laws of the State of Florida and is licensed to do business in the state of New York. The Company is in the process of designing a website dedicated to bringing together designers of high fashion and beauty products with a targeted client base. The Company's goal is to provide links to established e-commerce and catalog retail sites featuring designer apparel and accessories, as well as fashion related services and content to its viewers. Some of these include: a search engine, fashion news, chat and e-mail response, research tools, video runways and interviews, sale and special event postings, major fashion magazine archives, and vintage resources. Revenue will be generated primarily though charging a click through rate for each link, revenue sharing on purchases made at partner e-commerce sites, advertising sales and auction commissions.
<P>
     To accomplish its goal as a fashion infomediary over time, viewers will be offered an exclusive membership in the Company that will give them special access and privileges. In return viewers will be asked to fill out some personal information that will be aggregated into a database and used to attract future partners and advertisers.
<P>
     The Company was a wholly owned subsidiary of
Intellilabs.com, Inc. ("Intellilabs"), formerly known as Quentin Road productions, Inc., a publicly trade company listed on the OTC Electronic Bulletin Board (OTCBB:QRPI) from inception until March 1, 2000. It was spun-off by Intellilabs on March 1, 2000. Upon such spin-off, shareholders of Intellilabs received 1.31 shares of the Company for each share of Intellilabs owned as of March 1, 2000. As a result of the spin-off, Atlas Equity Group, Inc., a related party, beneficial owner of which is Michael
D. Farkas, became a majority shareholder in the company owning approximately 57% of the outstanding shares. Its principal office is located at 1221 Brickell Avenue, Suite 900, Miami, FL 33131.
<P>
                           -7-
<P>
                    HIPSTYLE.COM, INC
              (A DEVELOPMENT STAGE COMPANY)
<P>
             NOTES TO FINANCIAL STATEMENTS
<P>
                  DECEMBER 31, 2000
<P>
NOTE 1 - NATURE OF ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------
<P>
MANAGEMENT DECISION NOT TO CONSOLIDATE
---------------------------------------
<P>
     Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority Owned Subsidiaries," encourages the use of consolidated financial statements between a parent company and its subsidiaries unless:
a)     Control is likely to be temporary,
b)     Control does not rest with the majority owner(s), or
c) Minority stockholders have certain approval or veto rights that allow them to exercise significant control over major management decisions in the ordinary course of business.
<P>
The management of Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, believes that its control is temporary. Therefore, management believes that separate financial statements are appropriate and properly reflect the Company's current operating results.
<P>
USE OF ESTIMATES
----------------
<P>
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. Accordingly, actual results could differ from those estimates.
<P>
CASH AND CASH EQUIVALENTS
-------------------------
<P>
     For purposes of reporting cash flows, the company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
<P>
INTANGIBLE ASSET   WEBSITE
--------------------------
<P>
     Website costs have been capitalized pursuant to EITE 00-2. The website is being amortized on the straight-line basis over a period of 60 months. The planning and maintenance costs associated with the website have been expensed as incurred (see note 4).
<P>
                           -8-
<P>
                    HIPSTYLE.COM, INC
              (A DEVELOPMENT STAGE COMPANY)
<P>
              NOTES TO FINANCIAL STATEMENTS
<P>
                  DECEMBER 31, 2000
<P>
INTANGIBLE ASSET   WEBSITE (CONT'D)
------------------------------------
<P>
     The Company reviews assets for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. A determination of impairment, if any, is made based on estimates of undiscounted future cash flows. For the six month period ended December 31, 2000 and year ended June 30, 2000, there have been no asset impairments.
<P>
CARRYING VALUES
---------------
<P>
     The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment. Whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable, the Company will reduce the carrying value of the assets and charge operations in the period the impairment occurs.
<P>
INCOME TAXES
-------------
<P>
     The Company utilizes Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying financial statements have no provisions for deferred tax assets or liabilities because the deferred tax allowance offsets deferred tax assets in their entirety.
<P>
STOCK COMPENSATION
------------------
<P>
     The Company has adopted SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 encourages the use of the fair market method to account for transactions involving stock base compensation that are entered into fiscal years beginning after December 15, 1995. Under the fair value method, the issuance of equity instruments to non-employees in exchange for goods or services, should be accounted for based on the fair value of the goods or services received or the fair value of the income instruments issued, whichever is more reliably measured.
<P>
                           -9-
<P>
                  HIPSTYLE.COM, INC.
             (A DEVELOPMENT STAGE COMPANY)
<P>
             NOTES TO FINANCIAL STATEMENTS
<P>
                   DECEMBER 31, 2000
<P>
NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
             SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
-----------------------------------------------------
<P>
NET LOSS PER SHARE
-------------------
<P>
     The Company has adopted SFAS No. 128 "Earnings Per Share". Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred losses for all periods, and since there are no convertible instruments, basic loss per share and diluted loss per share are the same.
<P>
FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
<P>
     SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires the disclosure of the fair value of financial instruments. The Company's management, using available market information and other valuation methods, has determined the estimated fair value amounts. However, considerable judgment is required to interpret market data in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.
<P>
SEGMENTS
---------
<P>
     The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for companies to report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Since the Company did not have any revenues and or segments during the periods ended December 31, 2000 and June 30, 2000 the provisions of SFAS No. 131 does not have a material effect on these financial statements.
<P>
                           -10-
<P>
                   HIPSTYLE.COM, INC.
             (A DEVELOPMENT STAGE COMPANY)
<P>
             NOTES TO FINANCIAL STATEMENTS
<P>
                   DECEMBER 31, 2000
<P>
NOTE 2 -     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
------------------------------------------------------
<P>
     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in financial statements and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 130 has no material effect on the Company's financial statements because it has no elements of comprehensive income other than net operating losses.
<P>
     In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for Costs of Start-Up Activities", ("SOP 98-5"). The Company is required to expense all start-up costs related to new operations as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP 98-5 is adopted. The Company's adoption did not have a material impact on the Company's financial position or results of operations.
<P>
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for financial statements issued for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Management does not believe that SFAS No. 133 will have a material effect on its financial position or results of operations.
<P>
                           -11-
<P>
                    HIPSTYLE.COM, INC.
              (A DEVELOPMENT STAGE COMPANY)
<P>
              NOTES TO FINANCIAL STATEMENTS
<P>
                   DECEMBER 31, 2000
<P>
NOTE 2        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
             (CONT'D)
-------------------------------------------------------
<P>
SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after The Securitization of Mortgage Loans Held for Sale by Mortgage Banking Enterprises", is effective for financial statements issued in the first fiscal quarter beginning after December 15, 1998. This statement is not applicable to the Company.
<P>
     SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", is effective for financial statements issued for fiscal years beginning February 1999. This statement is not applicable to the Company.
<P>
     On December 3, 1999 the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements" which reflects the basic principles of revenue recognition in existing generally accepted accounting principles. SAB 101 discusses such revenue recognition issues as (1) Transfer of Title, (2) Substantial Performance and Acceptance, (3) Nonrefundable Payments, (4) Accounting for Certain Costs of Revenues, (5) Refundable Fees for Services, (6) Estimates and Change in Estimates, (7) Fixed or Determinable Fees and, (8) Implementing the Guidance on SAB 101 because the Company has not realized any revenues and is in the development stage, management does not believe that SAB 101 has a material effect on the financial statements.
<P>
     In January 2000, the Emerging Issues Task Force issued EITF 99-17 "Accounting for Advertising Barter Transactions" establishes accounting and reporting requirements for such transactions. Generally, the Task Force reached a consensus that revenue and expenses from an advertising barter transaction should be recognized at fair value of the advertising surrendered. Although the Company is currently seeking these kinds of barter arrangements, it is still in the development stage and has not yet commenced operations. As a result, management does not believe that EITF 99-17 has a material effect on the financial statements.
<P>
                         -12-
<P>
                   HIPSTYLE.COM, INC.
             (A DEVELOPMENT STAGE COMPANY)
<P>
             NOTES TO FINANCIAL STATEMENTS
<P>
                 DECEMBER 31, 2000
<P>
NOTE 2 -     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
            (CONT'D)
------------------------------------------------------
<P>
     On March 16, 2000 the Emerging Issues Task Force issued EITF 99-19 "Recording Revenue as a Principal versus Net as an Agent" which addresses the issue of how and when revenues should be recognized on a Gross or Net method as the title implies. How revenues are recognized have become increasingly important because some investors may value companies that primarily sell products on the Internet based on a multiple of revenues rather than a multiple of gross profits or earnings. The emerging Issues Task Force has not reached a consensus but sites SEC Staff Accounting Bulletin 101.
<P>
     The SEC considers the following factors:
<P>
1.     Does the Company act as a principal in the
       transaction?
2.     Does the Company take title to the product?
3.     Does the Company assume the risk of ownership?
4.     Does the Company act as an agent or a broker?
<P>
On March 16, 2000 the Emerging Issues Task Force issued EITF 00-2 "Accounting for Web Site Development Costs" which establishes accounting and reporting requirements for website development costs including those costs associated with planning, developing and operating a website. Generally, costs associated with planning and operating a website should be expensed while those costs associated in developing should be capitalized (see note 4).
<P>
On July 20, 2000 the Emerging Issues Task Force issued EITF 00-14 "Accounting For Certain Sales Incentives" which establishes accounting and reporting requirements for sales incentives such as discounts, coupons, rebates and free products or services. Generally, reductions in or refunds of a selling price should be classified as a reduction in revenue. For SEC registrants the implementation date is the beginning of the fourth quarter after the registrant's fiscal year end December 15, 1999. Management does not believe that EITF 00-14 will have a material effect on the financial statements.
<P>
Management anticipates generating revenues by entering into strategic partnerships and/or acquisitions of other electronic shopping sites, developing and selling there own products and licensing agreements of various types, click through fees, revenue sharing from sales, advertising sales and auction fees. Since the Company has not generated any revenues to date, management will evaluate its revenue sources when realized and apply SAB 101 and EITF 99-19 accordingly.
<P>
                          -13-
<P>
                    HIPSTYLE.COM, INC.
              (A DEVELOPMENT STAGE COMPANY)
<P>
              NOTES TO FINANCIAL STATEMENTS
<P>
                    DECEMBER 31, 2000
<P>
NOTE 2 -     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
            (CONT'D)
------------------------------------------------------
<P>
In March, 2000 the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, Interpretation of APB Opinion No. 25." Interpretation No. 44 clarifies the application of Accounting Principle Board Opinion No. 25 to certain issues including: (1) the definition of employee for purposes of applying APB No. 25, (2) the criteria for determining whether a plan qualifies as a non-compensatory plan, (3) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in business combinations. Management adopted the application of the fair value method under FASB Statement 123 and, therefore, this Interpretation does not have a material effect on the financial statements.
<P>
NOTE 3 -     DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN
             MATTERS
<P>
     The Company's initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions.
<P>
     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from June 22, 1999 (inception) to December 31, 2000, were $89,735. The Company's cash flow requirements have been met by contributions of capital and accounts payable.
<P>
The possibility exists that these sources of financing will not continue to be available. If the company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.
<P>
The Company intends to meet its long-term liquidity needs through available cash as well as through additional financing from outside sources. Management believes that the existing working capital in combination with additional paid-in capital will be sufficient to fund operations at least through July 1, 2001 (see note 7).
<P>
     The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain additional paid-in capital and to ultimately attain profitability.
<P>
                          -14-
<P>
                   HIPSTYLE.COM, INC.
             (A DEVELOPMENT STAGE COMPANY)
<P>
             NOTES TO FINANCIAL STATEMENTS
<P>
NOTE 4 -     INTANGIBLE ASSET   WEBSITE
---------------------------------------
<P>
     The website and related amortization consisted of the following as of December 31, 2000 and June 30, 2000:

                                       December 31, 2000     June 30, 2000
     Website                             $     27,135        $     27,135
     Less:  Accumulated amortization           (3,164)               (450)
                                       -------------------------------------
     Total Website                       $     23,971        $     26,685
                                       =====================================

<P>
          Amortization expense for the six month period ended December 31, 2000 and the year ended June 30, 2000 was $2,714 and $450 respectively.
<P>
NOTE 5 -     INCOME TAXES
--------------------------
<P>
     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. For the six month period ended December 31, 2000 and year ended June 30, 2000, the Company had net operating loss carryforwards ("NOL's") of $89,735 and $56,597, respectively, which will be available to reduce future taxable income and expense in the year ending December 31 and June 30, 2015 respectively.
<P>
     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.
<P>
                         December 31,      June 30,
                            2000             2000
                       ----------------------------------
Deferred tax assets     $     17,498     $     11,036
Valuation allowance          (17,498)         (11,036)
                       ----------------------------------
Deferred tax asset, net   $     -        $       -
                       ==================================
<P>
     At December 31, 2000 and June 30, 2000, a valuation
allowance has been provided and      realization of the
deferred tax benefit is not likely.
<P>
                            -15-
<P>
                     HIPSTYLE.COM, INC.
              (A DEVELOPMENT STAGE COMPANY)
<P>
              NOTES TO FINANCIAL STATEMENTS
<P>
                  DECEMBER 31, 2000
<P>
NOTE 5 -     INCOME TAXES (CONT'D)
----------------------------------
<P>
     The effective tax rate varies from the U.S. Federal statutory tax rate for both the six-month periods ended December 31, 2000 and year ended June 30, 2000, principally due to the following:
<P>
U.S. statutory tax rate       15%
State and local taxes        4.5
Valuation                  (19.5)
                        -----------
Effective rate               -  %
                        ===========
<P>
NOTE 6 -     ACCOUNTS PAYABLE & ACCRUED EXPENSES
------------------------------------------------
<P>
          Accounts payable and accrued expenses at December 31, 2000 & June 30, 2000 respectively consisted of the following:

                                December 31,           June 30,
                                   2000                  2000
                               ---------------------------------
   Accounts payable          $     2,067          $     54,697
   Shareholder loans                 500                 2,488
   Accrued expenses               11,675                15,952
<P>
                            $     14,242          $     73,137
                            ====================================

<P>
NOTE 7 -     STOCKHOLDERS' EQUITY
-----------------------------------
<P>
     The Company issued 4,000,000 post-split common shares upon incorporation to Intellilabs in exchange for consulting services pertaining to the formation of the Company valued at $200. This investor is deemed to be a founder and affiliate of the Company. These shares have been adjusted to give retroactive effect to a 2,000 to 1 stock split that occurred on January 15, 2000.
<P>
                           -16-
<P>
                    HIPSTYLE.COM, INC.
              (A DEVELOPMENT STAGE COMPANY)
<P>
              NOTES TO FINANCIAL STATEMENTS
<P>
                   DECEMBER 31, 2000
<P>
NOTE 7 -     STOCKHOLDERS' EQUITY (DEFICIT) (CONT'D)
----------------------------------------------------
<P>
On January 4, 2000, the Board of Directors amended the Articles of Incorporation. The number of authorized shares of common stock was increased to 100,000,000. The par value was changed to $0.0001 per share of common stock. The financial statements have been retroactively adjusted to reflect the effect of this change.
<P>
     On January 15, 2000, the Board of Directors authorized
a 2,000 to 1 forward split of the Company's common stock,
par value $0.0001. Subsequent to the split there were 4,000,000 issued and outstanding. This transaction has been given retroactive effect as if it occurred at inception
(June 22, 1999).
<P>
     On March 1, 2000, the Company entered into an agreement and plan of distribution ("spin-off") with Intellilabs.
Upon spin-off, the shareholders of Intellilabs received 1.31 shares of the Company's common stock for each share of Intellilabs owned as of March 1, 2000, totaling 4,000,000 common shares. As a result of this spin-off and share distribution Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, received 2,620,000 shares, representing approximately 56% of the Company's outstanding common stock and Rebecca J. Farkas (f/k/a Brock) received 655,000 shares representing approximately 16% of the Company's common stock.
<P>
     On May 30, 2000, the Board of Directors authorized the issuance of 50,000 restricted shares of the Company's common stock in exchange for consulting services rendered by the
Vice President. These shares were valued at $0.20 per share due to their restrictive nature and are subject to Rule 144 of the SEC Act of 1933 as amended.  This transaction was
valued at $10,000.
<P>
     In June 2000, the Company entered into a private
offering of securities pursuant to Regulation D, Rule 504, promulgated under the Securities Act of 1933 as amended. Common shares were offered to non-accredited and unaffiliated investors for cash consideration of $0.20 per share. For the six month period ended December 31, 2000, 550,000 unrestricted common shares were issued to 22 non-accredited and unaffiliated investors for cash consideration totaling $110,000.
<P>
                          -17-
<P>
                   HIPSTYLE.COM, INC.
               (A DEVELOPMENT STAGE COMPANY)
<P>
             NOTES TO FINANCIAL STATEMENTS
<P>
                   DECEMBER 31, 2000
<P>
NOTE 7 -     STOCKHOLDERS' EQUITY (DEFICIT) (CONT'D)
---------------------------------------------------
<P>
The proceeds from the sale of these securities were received in July 2000 and have been recorded in the statement of changes in stockholders' equity (deficit). Although the Company has not gone through the administrative procedures of issuing these shares, for purposes of these financial statements, they are deemed to have been issued and outstanding. The offering is now closed.
<P>
NOTE 8 -     RELATED PARTY TRANSACTIONS
----------------------------------------
<P>
     The Company issued 4,000,000 post-split common shares upon incorporation to Intellilabs, the parent company, in exchange for consulting services valued at $200. These shares were subsequently distributed to the shareholders of Intellilabs. Pursuant to an agreement and plan of distribution.
<P>
     On May 30, 2000 the Company issued 50,000 restricted shares of the Company's common stock in exchange for consulting services to Michelle Brock, a related party, and Vice President of the Company. This transaction was valued at $10,000.
<P>
Michael D. Farkas and Rebecca J. Farkas, his wife, an
officer and director, and a related party loaned the Company $2,488 which covered the cost of the license fees to the
State of New York and the reservation costs associated with reserving the desired internet address and other operating expenses. No interest has been charged on these loans and were paid on August 31, 2000.
<P>
In June 2000, the Company engaged WealthHound, Inc., a
related party, to develop and design its website.  The
Company paid a total of $54,292 to WealthHound, Inc. in connection with these services.
<P>
                         -18-
<P>
                  HIPSTYLE.COM, INC.
            (A DEVELOPMENT STAGE COMPANY)
<P>
           NOTES TO FINANCIAL STATEMENTS
<P>
                   DECEMBER 31, 2000
<P>
NOTE 8 -     RELATED PARTY TRANSACTIONS (CONT'D)
------------------------------------------------
<P>
     In July 2000, the Company agreed to reimburse Atlas Equity Group, Inc., a related party, beneficial owner of which is Michael D. Farkas, $2,000 per month (on a month-to-month basis) for rent and other operating expenses. Prior to July 2000, the Company had been relatively inactive, did not require and was not occupying any office space. Because of recent developments and the completion of their business plan, management now has agreed to occupy space from Atlas Equity Group, Inc., a related party, beneficial owner of which is Michael D. Farkas.
<P>
     In August 2000, the Company engaged OSRS Communications
a subsidiary of WealthHound.com, Inc., a related party, to provide web hosting services for $90 per month.
<P>
                           -19-
<P>
Item 2.  Management's Discussion and Analysis
---------------------------------------------
<P>
The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."
<P>
The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties.
The Company's actual results may differ significantly from
the results, expectations and plans discussed in these
forward-looking statements.
<P>
The Company's operations have been devoted primarily to developing a business plan and raising capital for future operations and administrative functions. The Company intends to grow through internal development, strategic alliances, and acquisitions of existing businesses. Because of uncertainties surrounding its development, the Company anticipates incurring development stage losses in the foreseeable future. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.
<P>
Development stage expenses during the six months ended December 31, 2000 were $33,138 as compared to $4,413 for the period ended December 31, 1999. For the period of June 22, 1999 (Inception) through December 31, 2000 development stage expenses totaled $89,735. The expenses incurred were primarily due to various consulting, managerial professional services in connection with its Form 10 filing and in connection with its pursuit of the Company's objectives, as well as professional fees incurred in connection with the Company's annual and quarterly regulatory filings. On-going increases to development stage expenses are anticipated.
<P>
Liquidity and Capital Resources
<P>
Despite capital contributions and both related party and
third party loan commitments, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company's growth.
<P>
The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related and third parties. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting fees.
<P>
The Company continues to experience cash flow shortages, and anticipates this continuing through the foreseeable future. Management believes that additional funding will be necessary in order for it to continue as a going concern.
The Company is investigating several forms of private debt and/or equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company.
<P>
PART II. - OTHER INFORMATION
<P>
Item 1.  LEGAL PROCEEDINGS
         Not applicable
<P>
Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         Not applicable
<P>
Item 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable
<P>
Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY
         HOLDERS
         Not applicable
<P>
Item 5.  OTHER INFORMATION
         None
<P>
Item 6.  EXHIBITS AND REPORTS OF FORM 8K
         None
<P>
                    SIGNATURES
<P>
In accordance with the requirements of the Exchange Act,
the registrant caused this report to be signed on its
behalf by the undersigned, thereunto duly authorized.
<P>
                    HIPSTYLE.COM, INC.
<P>
                     /s/Rebecca Brock
                     ----------------------------------
                         Rebecca Brock
                         President, Treasurer and
                         Secretary
<P>
Date: February 20, 2001
<P>
                     /s/ Michelle Brock
                     ----------------------------------
                         Michelle Brock
                         Vice President
<P>
Date: February 20, 2001
<P>