Form 10-Q/A
period 2000-12-31
HIPSTYLE COM INC
filed 2001-03-23
CIK 1117258

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                   Form 10-QSB

                                   (Mark One)
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000.

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

                       For the transition period from to

                        Commission file number 000-30291

                               Hipstyle.com, Inc.
                      (Exact name of small business issuer
                          as specified in its charter)

                                    Florida
                        (State or other jurisdiction of
                         incorporation or organization)


                                   65-0928369
                        (IRS Employer Identification No.)

                1221 Brickell Avenue, Suite 900, Miami, FL 33131
                    (Address of principal executive offices)

                                 (305) 539-0900
                           (Issuer's telephone number)

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

                    Yes        No

The number of shares of common stock $.001 par value, of the Registrant issued and outstanding as of March 22, 2001 was 4,600,000.

                               HIPSTYLE.COM, INC.

                                   FORM 10QSB

                         PERIOD ENDED DECEMBER 31, 2000

PART 1

ITEM 1.     FINANCIAL STATEMENTS - HIPSTYLE.COM, INC.
            (A DEVELOPMENT STAGE
            COMPANY) FOR THE SIX MONTHS ENDED -
            DECEMBER 31, 2000

                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000

                                HIPSTYLE.COM, INC.
                           (A DEVELOPMENT STAGE ENTITY)

                               TABLE OF CONTENTS
                                                                  Page
                                                                  ----
BALANCE SHEETS

STATEMENTS OF OPERATIONS                                          2

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)           3 - 4

STATEMENTS OF CASH FLOWS                                          5 - 6

NOTES TO FINANCIAL STATEMENTS                                     7 - 19

                                  HIPSTYLE.COM, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

ASSETS                                           December 31, 2000
                                                   (Unaudited)        June 30, 2000
                                                   -----------        -------------
CURRENT ASSETS:

Cash                                            $    18,736          $        55
Prepaid expenses                                      2,000                    0
                                              ---------------------------------------
          Total Current assets                       20,736                   55

WEBSITE, net of accumulated amortization
 $3,164 and $450                                     23,971               26,685
                                              ---------------------------------------
TOTAL ASSETS                                    $    44,707          $    26,740
                                              =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable & accrued expenses         $    14,242          $    73,137
                                              ---------------------------------------
     Total Current liabilities                       14,242               73,137

STOCKHOLDERS' EQUITY (DEFICIT):

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
                                             =======================================

   The accompanying notes are an integral part of these financial statements.

                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

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
                          ================================================

    The accompanying notes are an integral part of these financial statements

                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

       FOR THE PERIOD JUNE 22, 1999 (INCEPTION) THROUGH DECEMBER 31, 2000

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

   The accompanying notes are an integral part of these financial statements.

                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

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
                  =====================================================================

   The accompanying notes are an integral part of these financial statements.

                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                               FOR THE PERIOD
                                         SIX MONTHS ENDED       JUNE 22, 1999
                                          DECEMBER 31,        (INCEPTION) TO
                                         2000         1999     DECEMBER 31, 2000
                                      ------------------------------------------
OPERATING ACTIVITIES:
Deficit accumulated during
 the development stage                $ (33,138)  $  (4,413)    $    (89,735)
Amortization                              2,714           0            3,164

Adjustments to reconcile net loss
 to net cash used by operations:

Changes in assets and liabilities:
(Increase) Decrease in
 prepaid expenses                        (2,000)          0           (2,000)
Increase (Decrease) in
 accounts payable and
 Accrued expenses                       (56,907)      3,500           13,742
                                      -----------------------------------------
Net Cash Used by Operating Activities   (89,331)       (913)         (74,829)
                                      ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets                 0           0          (27,135)
                                      ------------------------------------------
Net Cash provided by Investing Activities     0           0          (27,135)
                                      ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance
 of common stock                             55           0              460
Proceeds from Additional

 Paid in Capital                        109,945           0          119,740
Loans from shareholders                  (1,988)        988              500
                                      ------------------------------------------
Net Cash Provided By

 Financing Activities                   108,012         988          120,700
                                      ------------------------------------------
Increase (decrease) in cash              18,681          75           18,736
                                      ------------------------------------------
Cash, Beginning of quarter                   55           0                0
                                      ------------------------------------------
Cash, End of quarter                $    18,736    $     75      $    18,736
                                      ==========================================

   The accompanying notes are an integral part of these financial statements.

                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six-month periods ended December 31, 2000 and 1999, and for the cumulative period June 22, 1999 (inception) through December 31, 2000, the Company did not pay or accrue any interest or taxes.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVIITES

     The Company entered into the following non-cash transactions:

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

                                HIPSTYLE.COM, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
             SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

ORGANIZATION

-------------

     Hipstyle.com, Inc. ("the Company") was incorporated on June 22, 1999 under the laws of the State of Florida and is licensed to do business in the state of New York. The Company is in the process of designing a website dedicated to bringing together designers of high fashion and beauty products with a targeted client base. The Company's goal is to provide links to established e-commerce and catalog retail sites featuring designer apparel and accessories, as well as fashion related services and content to its viewers. Some of these include: a search engine, fashion news, chat and e-mail response, research tools, video runways and interviews, sale and special event postings, major fashion magazine archives, and vintage resources. Revenue will be generated primarily though charging a click through rate for each link, revenue sharing on purchases made at partner e- commerce sites, advertising sales and auction commissions.

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

                                HIPSTYLE.COM, INC

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

NOTE 1 -      NATURE OF ORGANIZATIONS AND SUMMARY OF
              SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------

MANAGEMENT DECISION NOT TO CONSOLIDATE
---------------------------------------

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

USE OF ESTIMATES
----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
-------------------------

     For purposes of reporting cash flows, the company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INTANGIBLE ASSET - WEBSITE
--------------------------

     Website costs have been capitalized pursuant to EITE 00-2. The website is being amortized on the straight-line basis over a period of 60 months. The planning and maintenance costs associated with the website have been expensed as incurred (see note 4).

                                HIPSTYLE.COM, INC

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

INTANGIBLE ASSET - WEBSITE (CONT'D)
------------------------------------

     The Company reviews assets for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. A determination of impairment, if any, is made based on estimates of undiscounted future cash flows. For the six month period ended December 31, 2000 and year ended June 30, 2000, there have been no asset impairments.

CARRYING VALUES
---------------

     The Company reviews the carrying values of its long- lived and identifiable intangible assets for possible impairment. Whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable, the Company will reduce the carrying value of the assets and charge operations in the period the impairment occurs.

INCOME TAXES
-------------

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

STOCK COMPENSATION
------------------

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

                               HIPSTYLE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
             SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
-----------------------------------------------------

NET LOSS PER SHARE
-------------------

     The Company has adopted SFAS No. 128 "Earnings Per Share". Basic loss per share is computed by dividing the loss available to common shareholders by the weighted- average number of common shares outstanding. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred losses for all periods, and since there are no convertible instruments, basic loss per share and diluted loss per share are the same.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

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

SEGMENTS
---------

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

                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

NOTE 2 -     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
------------------------------------------------------

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

                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

NOTE 2 -      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
             (CONT'D)
-------------------------------------------------------

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


                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

NOTE 2 -     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
            (CONT'D)
------------------------------------------------------

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

     The SEC considers the following factors:

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


                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

NOTE 2 -     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
            (CONT'D)
------------------------------------------------------

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

NOTE 3 -     DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN
             MATTERS

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

                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 -     INTANGIBLE ASSET - WEBSITE
---------------------------------------

     The website and related amortization consisted of the following as of December 31, 2000 and June 30, 2000:

                                       December 31, 2000     June 30, 2000
                                       -----------------     -------------
     Website                             $     27,135        $     27,135
     Less:  Accumulated amortization           (3,164)               (450)
                                       -------------------------------------
     Total Website                       $     23,971        $     26,685
                                       =====================================

          Amortization expense for the six month period ended December 31, 2000 and the year ended June 30, 2000 was $2,714 and $450 respectively.

NOTE 5 -     INCOME TAXES
--------------------------

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

                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

NOTE 5 -     INCOME TAXES (CONT'D)
----------------------------------

     The effective tax rate varies from the U.S. Federal statutory tax rate for both the six-month periods ended December 31, 2000 and year ended June 30, 2000, principally due to the following:

U.S. statutory tax rate       15%
State and local taxes        4.5
Valuation                  (19.5)
                        -----------
Effective rate               -  %
                        ===========

NOTE 6 -     ACCOUNTS PAYABLE & ACCRUED EXPENSES
------------------------------------------------

          Accounts payable and accrued expenses at December 31, 2000 & June 30, 2000 respectively consisted of the following:

                                December 31,           June 30,
                                   2000                  2000
                               ---------------------------------
   Accounts payable          $     2,067          $     54,697
   Shareholder loans                 500                 2,488
   Accrued expenses               11,675                15,952

                             $    14,242          $     73,137
                            ====================================

NOTE 7 -     STOCKHOLDERS' EQUITY
-----------------------------------

     The Company issued 4,000,000 post-split common shares upon incorporation to Intellilabs in exchange for consulting services pertaining to the formation of the Company valued at $200. This investor is deemed to be a founder and affiliate of the Company. These shares have been adjusted to give retroactive effect to a 2,000 to 1 stock split that occurred on January 15, 2000.

                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

NOTE 7 -     STOCKHOLDERS' EQUITY (DEFICIT) (CONT'D)
----------------------------------------------------

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

     In June 2000, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated under the Securities Act of 1933 as amended. Common shares were offered to non-accredited and unaffiliated investors for cash consideration of $0.20 per share. For the six month period ended December 31, 2000, 550,000 unrestricted common shares were issued to 22 non- accredited and unaffiliated investors for cash consideration totaling $110,000.

                               HIPSTYLE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

NOTE 7 -     STOCKHOLDERS' EQUITY (DEFICIT) (CONT'D)
---------------------------------------------------

The proceeds from the sale of these securities were received in July 2000 and have been recorded in the statement of changes in stockholders' equity (deficit). Although the Company has not gone through the administrative procedures of issuing these shares, for purposes of these financial statements, they are deemed to have been issued and outstanding. The offering is now closed.

NOTE 8 -     RELATED PARTY TRANSACTIONS
----------------------------------------

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

                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

NOTE 8 -     RELATED PARTY TRANSACTIONS (CONT'D)
------------------------------------------------

     In July 2000, the Company agreed to reimburse Atlas Equity Group, Inc., a related party, beneficial owner of which is Michael D. Farkas, $2,000 per month (on a month-to- month basis) for rent and other operating expenses. Prior to July 2000, the Company had been relatively inactive, did not require and was not occupying any office space. Because of recent developments and the completion of their business plan, management now has agreed to occupy space from Atlas Equity Group, Inc., a related party, beneficial owner of which is Michael D. Farkas.

     In August 2000, the Company engaged OSRS Communications a subsidiary of WealthHound.com, Inc., a related party, to provide web hosting services for $90 per month.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

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

Liquidity and Capital Resources

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

PART II. - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         Not applicable

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY
         HOLDERS

         Not applicable

Item 5.  OTHER INFORMATION
         None

Item 6.  EXHIBITS AND REPORTS OF FORM 8K
         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    HIPSTYLE.COM, INC.

                                /s/Rebecca Brock

                     ----------------------------------
                                  Rebecca Brock
                                  President, Treasurer and
                                  Secretary

Date: March 23, 2001

                               /s/ Michelle Brock
                     ----------------------------------
                                   Michelle Brock
                                   Vice President

Date: March 23, 2001