Form 10QSB/A
period 2000-12-31
HIPSTYLE COM INC
filed 2001-04-23
CIK 1117258

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                               Amendment No. 2 to
                                   Form 10-QSB

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

                                  HIPSTYLE.COM, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

ASSETS                                           December 31, 2000
                                                   (Unaudited)        June 30, 2000
                                                   -----------        -------------
CURRENT ASSETS:

Cash                                            $    18,736          $        55
Prepaid expenses                                      2,000                    0
                                              ---------------------------------------
          Total Current assets                       20,736                   55

WEBSITE, net of accumulated amortization
 $450                                                     0               26,685
                                              ---------------------------------------
TOTAL ASSETS                                    $    20,736          $    26,740
                                              =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable & accrued expenses         $    14,242          $    73,137
                                              ---------------------------------------
     Total Current liabilities                       14,242               73,137

STOCKHOLDERS' EQUITY (DEFICIT):

     Common Stock, par value $.0001 per share;
      100,000,000 shares authorized;
      4,600,000 and 4,050,000 shares issued and
     outstanding respectively                           460                  405
     Additional paid-in capital                     119,740                9,795
     Deficit accumulated during the
      development stage                            (113,706)             (56,597)
                                             ---------------------------------------
       Total Stockholders' equity                     6,494              (46,397)
                                             ---------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                               $    20,736          $     26,740
                                             =======================================

   The accompanying notes are an integral part of these financial statements.

                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                FOR THE THREE       FOR THE SIX MONTH     FROM THE PERIOD
                                MONTH PERIOD            ENDED             JUNE 22, 1999
                                DECEMBER 31,          DECEMBER 31,     (DATE OF INCEPTION)
                              2000         1999     2000       1999   TO DECEMBER 31, 2000
                            --------------------------------------------------------------
DEVELOPMENT STAGE REVENUES    $     0     $     0  $      0    $            $
                            --------------------------------------------------------------
DEVELOPMENT STAGE EXPENSES:
     Accounting fees            4,000           0     8,000              0         21,000
     Amortization                   0           0     1,357              0          1,807
     Bank charges                   0          45        90             45            235
     Consulting fees                0           0         0              0         10,200
     Dues & subscriptions           0           0        55              0            293
     Licenses and taxes           444           0       444            488          1,369
     Office expenses            6,315           0    12,315              0         12,315
     Postage                       98           0       179              0            179
     Legal and professional
      fees                      6,697       3,880     7,435          3,880         11,916
     Research and development       0           0    25,328              0         52,485
     On-Line services             135           0       225              0            225
     Travel                     1,401           0     1,681              0          1,682
                           ---------------------------------------------------------------
TOTAL DEVELOPMENT STAGE
 EXPENSES                      19,090       3,925    57,109          4,413        113,706

LOSS FOR THE PERIOD           (19,090)     (3,925)  (57,109)        (4,413)     (113,706)
                           ===============================================================
NET LOSS PER COMMON SHARE
 Basic & Diluted           $  (0.0042) $  (0.0010) $(0.0126)   $   (0.0011)
                           ===============================================================
Weighted-average common
 share outstanding          4,600,000   4,000,000 4,530,245      4,000,000
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

                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

   FOR THE PERIOD JUNE 22, 1999 (INCEPTION) THROUGH DECEMBER 31, 2000 CONT'D)

                                                                 DEFICIT
                                                                 ACCUMULATED
                                                  ADDITIONAL     DURING THE
                           COMMON STOCK            PAID-IN       DEVELOPMENT
                      SHARES         AMOUNT        CAPITAL       STAGE           TOTAL
                     ------------------------------------------------------------------
Balance,
 June 30, 1999     4,000,000        $  400       $   (200)       $  (200)       $    0

Restricted common stock
issued to related
party for
consulting services   50,000             5          9,995              0        10,000

Deficit accumulated
during development
stage for the year
ended June 30, 2000        0             0              0        (56,397)      (56,397)
                     -------------------------------------------------------------------
Balance,
 June 30, 2000     4,050,000           405          9,795        (56,597)      (46,397)

Common stock issued
 to third parties
 in private
 offering            550,000            55        109,945              0       110,000

Deficit accumulated
 during development
 stage for the six
 months ended
 December 31, 2000         0             0              0        (57,109)      (57,109)
                  ---------------------------------------------------------------------
Balance,
December 31, 2000  4,600,000    $      460      $ 119,740      $(113,706)    $    6,494
                  =====================================================================

   The accompanying notes are an integral part of these financial statements.

                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                               FOR THE PERIOD
                                         SIX MONTHS ENDED       JUNE 22, 1999
                                          DECEMBER 31,        (INCEPTION) TO
                                         2000         1999     DECEMBER 31, 2000
                                      ------------------------------------------
OPERATING ACTIVITIES:
Net loss                              $ (57,109)  $  (4,413)    $   (113,706)
Amortization                              1,357           0                 0
Write off of website                     25,328           0                 0
Adjustments to reconcile net loss
 to net cash used by operations:
Stock based expense                           0           0            10,200
Changes in assets and liabilities:
(Increase) Decrease in
 prepaid expenses                        (2,000)          0           (2,000)
Increase (Decrease) in
 accounts payable and
 Accrued expenses                       (56,907)      3,500           13,742
                                      -----------------------------------------
Net Cash Used by Operating Activities   (89,331)       (913)         (91,764)
                                      ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Net Cash provided by Investing Activities     0           0                0
                                      ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance
 of common stock                             55           0               55
Proceeds from Additional
 Paid in Capital                        109,945           0          109,945
Loans from shareholders                  (1,988)        988              500
                                      ------------------------------------------
Net Cash Provided By
 Financing Activities                   108,012           0          110,500
                                      ------------------------------------------
Increase (decrease) in cash              18,681          75           18,736
                                      ------------------------------------------
Cash, Beginning of quarter                   55           0                0
                                      ------------------------------------------
Cash, End of quarter                $    18,736    $     75      $    18,736
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

On September 30, 2000 the COmpany decided to write off the capitalized portion of the website. (See note 4). The assets' net value at the time of impairment was $25,328.

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

STOCK COMPENSATION
------------------

     The Company has adopted SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 encourages the use of the fair market method to account for transactions involving stock base compensation that are entered into fiscal years beginning after December 15, 1995. Under the fair value method, the issuance of equity instruments to non-employees in exchange for goods or services, should be accounted for based on the fair value of the goods or services received or the fair value of the income instruments issued, whichever is more reliably measured. As of December 31, 2000 the Company has not issued any warrants or options.

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

In June 2000, the Company engaged WealthHound, Inc., which is a related party, in which Michael Farlas is a 70% owner,to develop and design its website. The Company paid a total of $54,292 to WealthHound, Inc. in connection with these services.

                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

NOTE 8 -     RELATED PARTY TRANSACTIONS (CONT'D)
------------------------------------------------

     In July 2000, the Company agreed to reimburse Atlas Equity Group, Inc., a related party, beneficial owner of which is Michael D. Farkas, $2,000 per month (on a month-to- month basis) for rent and other operating expenses. Prior to July 2000, the Company had been relatively inactive, did not require and was not occupying any office space. Because of recent developments and the completion of their business plan, management now has agreed to occupy space from Atlas Equity Group, Inc., a related party, beneficial owner of which is Michael D. Farkas. Michael Farkas is the owner of Atlas Equity Group, Inc., a company which owns 57% of Hipstyle's issued and outstanding common stock.

     In August 2000, the Company engaged OSRS Communications a subsidiary of WealthHound.com, Inc., which is a related party, in which Michael Farkas is a 70% owner, to provide web hosting services for $90 per month.

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

                                 For the               For the                    From June 22, 1999
                                 Three Months Ended    Three Months Ended         (inception)
                                 December 31, 2000     December 31, 1999          to December 31, 2000
                                 ------------------    ------------------         ---------------------
Development Stage Revenues                  $0                 $0                          $0

Development Stage Expenses         (19,090.00)        $ (3,925.00)                (113,706.00)

Deficit Accumulated During
Development Stage                 $(19,090.00)          (3,925.00)               $(113,706.00)


                                 For the               For the                    From June 22, 1999
                                 Six Months Ended      Six Months Ended          (inception)
                                 December 31, 2000     December 31, 1999          to December 31, 2000
                                 ------------------    ------------------         ---------------------
Development Stage Revenues                  $0                 $0                          $0

Development Stage Expenses         (57,109.00)        $ (4,413.00)                (113,706.00)

Deficit Accumulated During
Development Stage                 $(57,109.00)          (4,413.00)               $(113,706.00)

PERIOD FROM JUNE 22, 1999 (INCEPTION) THROUGH DECEMBER 31, 2000

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to $113,706, primarily consisting of accounting ($21,000), consulting ($10,200), office ($12,315), legal ($11,916), and web site development fees ($52,485). The accounting, consulting, and legal expenses were in connection with its Form 10 filing and in its pursuit of the Company's objectives, as well as professional fees incurred in connection with the Company's annual and quarterly regulatory filings. Office expenses were in connection with monthly fees pertaining administrative services performed by a related party. Web site expenses were in connection with the impairment of a capitalized asset and operations of the business.

QUARTER ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

Development stage expenses during the three months ended December 31, 2000 were $19,090 as compared to $3,925 for the period ended December 31, 1999.

Expenses for the quarter ended December 31, 2000 were primarily professional fees ($10,697) and office expenses ($6,315) in connection with quarterly regulatory filings and administrative services, respectively.

Expenses for the quarter ended December 31, 1999 were primarily legal fees ($3,880) in connection with costs incurred with the formation of the company.

SIX MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

Development stage expenses during the six months ended December 31, 2000 were $57,109 as compared to $4,413 for the period ended December 31, 1999.

Expenses for the year ended December 31, 2000 were $57,109 primarily consisting of accounting ($8,000), legal ($7,435), office expense ($12,315) and web site development fees ($25,328). The accounting and legal expenses were in connection with its Form 10 filing and in its pursuit of the Company's objectives, as well as professional fees incurred in connection with the Company's annual and quarterly regulatory filings. Web site expenses incurred in connection with management's decision to impair their capitalized asset.

Expense for the period June 22, 1999 (Inception) through December 31, 1999 was $4,413, which is primarily related to consulting and legal fees in connection with the formation of the Company.

YEAR ENDED JUNE 30, 2000 AND JUNE 30, 1999

Development stage expenses during the years ended June 30, 2000 were $56,397 as compared to $200 for the period ended June 30, 1999.

Expenses for the year ended June 30, 2000 were $56,397 primarily consisting of accounting ($13,000), consulting ($10,000), legal ($4,482), and web site development fees ($27,157). The accounting, consulting, and legal expenses were in connection with its Form 10 filing and in its pursuit of the Company's objectives, as well as professional fees incurred in connection with the Company's annual and quarterly regulatory filings. Web site expenses were in connection with the operations of the business.

Expense for the period June 22, 1999 (Inception) through June 30, 1999 was $200, which is related to consulting fees in connection with the formation of the Company.

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