Form 10QSB/A
period 2000-12-31
HIPSTYLE COM INC
filed 2001-05-11
CIK 1117258

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                               Amendment No. 3 to
                                   Form 10-QSB

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
                                       =====================================

     Amortization expense for the six month period ended December 31, 2000 and the year ended June 30, 2000 was $2,714 and $450 respectively.As of June 30, 2000 Management decided to capitalize the website based on the Company's belief that there will be a future benefit derived from the website and that there will be an adequate future inflow of cash resulting from common stock being issued to third parties in a private offering. On September 30, 2000 the Company decided to impair the Website due to the uncertainty of undiscounted future cash flows.

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

Expenses for the year ended December 31, 2000 were $57,109 primarily consisting of accounting ($8,000), legal ($7,435), office expense ($12,315) and web site development fees ($25,328). The accounting and legal expenses were in connection with its Form 10 filing and in its pursuit of the Company's objectives, as well as professional fees incurred in connection with the Company's annual and quarterly regulatory filings. Web site expenses incurred in connection with management's decision to impair their capitalized asset because undiscounted future cash flow was uncertain and the future benefit of the website was undetermined.

Expense for the period June 22, 1999 (Inception) through December 31, 1999 was $4,413, which is primarily related to consulting and legal fees in connection with the formation of the Company.

YEAR ENDED JUNE 30, 2000 AND JUNE 30, 1999

Development stage expenses during the years ended June 30, 2000 were $56,397 as compared to $200 for the period ended June 30, 1999.

Expenses for the year ended June 30, 2000 were $56,397 primarily consisting of accounting ($13,000), consulting ($10,000), legal ($4,482), and web site development fees ($27,157). The accounting, consulting, and legal expenses were in connection with its Form 10 filing and in its pursuit of the Company's objectives, as well as professional fees incurred in connection with the Company's annual and quarterly regulatory filings. Web site expenses were in connection with the operations of the business. $27,135 of the website development cost was capitalized based on management belief that there will be a future benefit derived from the website plus adequate future inflow of cash resulting from the issuance of common stock in a private offering to third parties.

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

                    HIPSTYLE.COM, INC.

                                /s/Rebecca Brock
                     ----------------------------------
                                  Rebecca Brock
                                  President, Treasurer and
                                  Secretary

Date: May 11, 2001

                               /s/ Michelle Brock
                     ----------------------------------
                                   Michelle Brock
                                   Vice President

Date: May 11, 2001