Form 10QSB
period 2001-03-31
HIPSTYLE COM INC
filed 2001-05-16
CIK 1117258

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001.

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

                       For the transition period from to

                        Commission file number 000-31779

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

The number of shares of common stock $.001 par value, of the Registrant issued and outstanding as of May 15, 2001 was 4,600,000.

                               HIPSTYLE.COM, INC.

                                   FORM 10QSB

                         PERIOD ENDED MARCH 31, 2001

PART 1

ITEM 1.     FINANCIAL STATEMENTS - HIPSTYLE.COM, INC.
            (A DEVELOPMENT STAGE COMPANY)
            FOR THE NINE MONTHS ENDED -
            MARCH 31, 2001

                               HIPSTYLE.COM, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                 FINANCIAL STATEMENTS FOR THE NINE MONTH PERIOD
                  ENDED MARCH 31, 2001 AND AS OF JUNE 30, 2000
              AND FOR THE PERIOD JUNE 22, 1999 (DATE OF INCEPTION)
                             THROUGH MARCH 31, 2001

                               HIPSTYLE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                               TABLE OF CONTENTS

                                                           Page

BALANCE SHEETS                                             1

STATEMENTS OF OPERATIONS                                   2

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY              3

STATEMENTS OF CASH FLOWS                                   4-5

NOTES TO FINANCIAL STATEMENTS                              6-17

                               HIPSTYLE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

ASSETS                                              (Unaudited)
                                                    March 31, 2001  June 30, 2000
                                                   --------------   -------------
CURRENT ASSETS:
Cash                                                   $   1,368    $      55
Prepaid expenses                                               0            0
                                                       ---------    ---------

      Total current assets                                 1,368           55

WEBSITE, net of accumulated amortization $450                  0       26,685

TOTAL ASSETS                                               1,368       26,740
                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable & accrued expenses                    $  12,483    $  73,137
                                                       ---------    ---------

      Total current liabilities                           12,483       73,137

STOCKHOLDERS' EQUITY:

Common Stock, par value $.0001 per share;
 100,000,000 shares authorized
 4,600,000 and 4,050,000 shares issued and
 outstanding at March 31, 2001 and
 December 31, 2000, respectively                             460          405
Additional paid-in capital                               119,740        9,795
Deficit accumulated during the development stage        (131,315)     (56,597)
                                                       ---------    ---------

      Total Stockholders' equity                         (11,115)     (46,397)
                                                       ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $   1,368    $  26,740
                                                       =========    =========

         The accompanying notes are an integral part of these financial statements.

                               HIPSTYLE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                   (UNAUDITED)
                                              (UNAUDITED)                   (UNAUDITED)           FOR THE PERIOD
                                           THREE MONTH ENDED             NINE MONTHS ENDED        June 22, 1999
                                               MARCH 31,                       MARCH 31,          (INCEPTION) TO
                                         2001            2000            2001           2000      March 31, 2001
                                         ----            ----            ----           ----      --------------
DEVELOPMENT STAGE REVENUES            $         0    $         0    $         0    $         0    $         0
                                      -----------    -----------    -----------    -----------    -----------

DEVELOPMENT STAGE EXPENSES:
     Accounting fees                        2,500              0         10,500          3,500         23,500
     Amortization                               0              0          1,357              0          1,807
     Bank charges                              15             45            105             90            250
     Consulting fees                            0              0              0              0         10,200
     Dues & subscriptions                       0              0             55            238            293
     Licenses and taxes                        50            120            494            370          1,419
     Office expenses                        6,000              0         18,315              0         18,315
     Postage                                    0              0            179              0            179
     Legal and professional fees            7,603          1,150         15,038          1,530         19,519
     Research & development                     0              0         25,328              0         52,485
     On-line services                         135              0            360              0            360
     Travel                                 1,306              0          2,987              0          2,988
                                      -----------    -----------    -----------    -----------    -----------
                                      -----------    -----------    -----------    -----------    -----------

TOTAL DEVELOPMENT STAGE EXPENSES           17,609          1,315         74,718          5,728        131,315
                                      -----------    -----------    -----------    -----------    -----------
                                      -----------    -----------    -----------    -----------    -----------

     LOSS FOR THE PERIOD                  (17,609)        (1,315)       (74,718)        (5,728)      (131,315)
                                      ===========    ===========    ===========    ===========    ===========

     NET LOSS PER COMMON SHARE
                  Basic and diluted       (0.0041)       (0.0003)       (0.0173)       (0.0014)
                                      ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON
SHARE OUTSTANDING                       4,308,511      4,000,000      4,308,511      4,000,000
                                      ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                HIPSTYLE.COM, INC
                         (A DEVELOPMENT STAGE COMPANY)

      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                                                                                                     DEFICIT
                                                                                                   ACCUMULATED
                                                                 COMMON STOCK          ADDITIONAL     DURING THE
                                                                                       PAID-IN-     DEVELOPMENT
                                                             SHARES        AMOUNT      CAPITAL         STAGE      TOTAL
                                                             ------        ------      -------         -----      -----
Balance, June 22, 1999 (inception)
                                                                     0           0           0            0            0
Restricted common stock issued to related
parties for consulting fees                                  4,000,000         400        (200)           0          200

Deficit accumulated during the development stage for
the period June 22, 1999 (inception) through June 30, 1999           0           0           0         (200)        (200)
                                                             ---------   ---------   ---------    ---------    ---------

Balance, June 30, 1999                                       4,000,000         400        (200)        (200)           0

Restricted common stock issued to related party for             50,000           5       9,995            0       10,000
 consulting services

Deficit accumulated during development stage for the
year ended June 30, 2000                                             0           0           0      (56,397)     (56,397)
                                                             ---------   ---------   ---------    ---------    ---------
Balance, June 30, 2000                                       4,050,000         405       9,795      (56,597)     (46,397)

Common stock issued to third parties in private offering       550,000          55     109,945            0      110,000

Deficit accumulated during the development stage for the
nine months ended March 31, 2001                                     0           0           0      (74,718)     (74,718)
                                                             ---------   ---------   ---------    ---------    ---------

Balance, March 31, 2001                                      4,600,000         460     119,740     (131,315)     (11,115)
                                                             =========   =========    =========    =========   =========

   The accompanying notes are an integral part of these financial statements.

                               HIPSTYLE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS

                                                                                                         (UNAUDITED)
                                                                          (UNAUDITED)                   FOR THE PERIOD
                                                                        NINE MONTHS ENDED               June 22, 1999
                                                                           MARCH 31,                   (INCEPTION) TO
                                                                      2001               2000           March 31, 2001
                                                                ----------------   ---------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                              $ (74,718)         $ (5,728)           $ (131,315)

Amortization                                                              1,357                 0                     0
Write off of website                                                     25,328                 0                     0
Stock based expense                                                           0                 0                10,200
Adjustments to reconcile net loss to net cash used by
  operations:
Changes in assets and liabilities:
  Increase (Decrease) in accounts payable & accrued expenses            (58,666)            4,450                11,983
                                                                ----------------   ---------------    ------------------
      Net cash used by operating activities                            (106,699)           (1,278)             (109,132)
                                                                ----------------   ---------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITES:

      Net cash provided by investing activities                               0                 0                     0
                                                                ----------------   ---------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock                            110,000                 0               110,000
  Loans from shareholders                                                (1,988)            1,488                   500
                                                                ----------------   ---------------    ------------------
      Net cash provided by financing activities                         108,012             1,488               110,500
                                                                ----------------   ---------------    ------------------
INCREASE (DECREASE) IN CASH                                               1,313               210                 1,368
                                                                ----------------   ---------------    ------------------
CASH, BEGINNING OF PERIOD                                                    55                 0                     0
                                                                ----------------   ---------------    ------------------
CASH, END OF PERIOD                                                    $ 1,368             $ 210               $ 1,368
                                                                       ========            ======              =======

         The accompanying notes are an integral part of these financial statements.

                                       F-4-5

                               HIPSTYLE.COM, INC
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

     Hipstyle.com, Inc. ("the Company") was incorporated on June 22, 1999 under the laws of the State of Florida and is licensed to do business in the state of New York. The Company is in the process of designing a website dedicated to bringing together designers of high fashion and beauty products with a targeted client base. The Company's goal is to provide links to established e-commerce and catalog retail sites featuring designer apparel and accessories, as well as fashion related services and content to its viewers. Some of these include: a search engine, fashion news, chat and e-mail response, research tools, video runways and interviews, sale and special event postings, major fashion magazine archives, and vintage resources. Revenue will be generated primarily through charging a click through rate for each link, revenue sharing on purchases made at partner e-commerce sites, advertising sales and auction commissions.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     MANAGEMENT DECISION NOT TO CONSOLIDATE

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

                               HIPSTYLE.COM, INC
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

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

     INTANGIBLE ASSET - WEBSITE

     Website costs have been capitalized pursuant to EITE 00-2. The website was being amortized on the straight-line basis over a period of 60 months. The planning and maintenance costs associated with the website were expensed as incurred.

     INTANGIBLE ASSET - WEBSITE (CONT'D)

     The Company reviews assets for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. A determination of impairment, if any, is made based on estimates of undiscounted future cash flows. On September 30, 2000 the Company decided to impair their Website because undiscounted future cash flows are uncertain at this time. The assets net value was $25,328 at the time of impairment (see note 4).

     CARRYING VALUES

     The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment. Whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable, the Company will reduce the carrying value of the assets and charge operations in the period the impairment occurs.

                               HIPSTYLE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS



     INCOME TAXES

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

     NET LOSS PER SHARE

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

                               HIPSTYLE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     SEGMENTS

     The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for companies to report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Since the Company did not have any revenues and or segments during the periods ended March 31, 2001 and June 30, 2000 the provisions of SFAS No. 131 does not have a material effect on these financial statements.

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

                               HIPSTYLE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

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

                               HIPSTYLE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

4.   DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

     The Company's initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from June 22, 1999 (inception) to March 31, 2001, were $131,315. The Company's cash flow requirements have been met by contributions of capital and accounts payable.

     The possibility exists that these sources of financing will not continue to be available. If the company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The Company intends to meet its long-term liquidity needs through available cash as well as through additional financing from outside sources. Management believes that the existing working capital in combination with additional paid-in capital will be sufficient to fund operations at least through July 1, 2001 (see note 8).

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

5.   INTANGIBLE ASSET - WEBSITE

     The website and related amortization consisted of the following as of March 31, 2001 and June 30, 2000:

                                       March 31, 2001      June 30, 2000
                                       --------------      -------------
Website                                $      27,135       $   27,135

Less:  Accumulated amortization               (1,807)            (450)
                                       -------------       ----------
                                              25,328                0
                                       -------------        ----------
       Impairment                            (25,328)               0
                                       -------------        ----------
Website                                $           -       $   26,685
                                       =============       ===========

                               HIPSTYLE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS



     Amortization expense for the nine month period ended March 31, 2001 and the year ended June 30, 2000 was $1,357 and $450, respectively. As of June 30, 2000 Management decided to capitalize the Website based on the Company's belief that there will be a future benefit derived from the Website. Also, the Company felt that there will be an adequate future inflow of cash resulting from common stock being issued to third parties in a private offering and future revenue derived from operations of the Website. On September 30, 2000 the Company decided to impair the Website due to the uncertainty of undiscounted future cash flows and the realization that there will not be any future benefit resulting from the development of the Website.

6.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. For the nine month period ended March 31, 2001 and year ended June 30, 2000, the Company had net operating loss carryforwards ("NOL's") of $131,315 and $56,597, respectively, which will be available to reduce future taxable income and expense in the year ending December 31 and June 30, 2015 respectively.

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                March 31, 2001    June 30, 2000
                                --------------    -------------
 Deferred tax assets            $     51,869        $    22,356
 Valuation allowance                 (51,869)           (22,356)
                                     -------            -------
 Deferred tax asset, net        $          -        $         -
                                ===========         ==========

     At March 31, 2001 and June 30, 2000, a valuation allowance has been provided and realization of the deferred tax benefit is not likely.

     The effective tax rate varies from the U.S. Federal statutory tax rate for both the nine- month periods ended March 31, 2001 and year ended June 30, 2000, principally due to the following:

                 U.S. statutory tax rate                34%
                 State and local taxes                  5.6
                 Valuation                           (39.5)
                                                      -----
                 Effective rate                          -%
                                                      =====

                               HIPSTYLE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

7.   ACCOUNTS PAYABLE & ACCRUED EXPENSES

     Accounts payable and accrued expenses at March 31, 2001 & June 30, 2000 respectively consisted of the following:

                                 March 31,    June 30,
                                  2001          2000
                                  ----          ----
         Accounts payable        $  4,653   $  54,697
         Shareholder loans            500       2,488
         Accrued expenses           7,330      15,952

                                 $ 12,483   $  73,137
                                 ========   =========


8.   STOCKHOLDERS' EQUITY

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

                               HIPSTYLE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

     On March 1, 2000, the Company entered into an agreement and plan of distribution ("spin-off") with Intellilabs. Upon spin-off, the shareholders of Intellilabs received 1.31 shares of the Company's common stock for each share of Intellilabs owned as of March 1, 2000, totaling 4,000,000 common shares. As a result of this spin-off and share distribution Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, received 2,620,000 shares, representing approximately 57% of the Company's outstanding common stock and Rebecca J. Farkas (f/k/a Brock) received 655,000 shares representing approximately 16% of the Company's common stock.

     On May 30, 2000, the Board of Directors authorized the issuance of 50,000 restricted shares of the Company's common stock in exchange for consulting services rendered by the Vice President. These shares were valued at $0.20 per share due to their restrictive nature and are subject to Rule 144 of the SEC Act of 1933 as amended. This transaction was valued at $10,000.

     In June 2000, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated under the Securities Act of 1933 as amended. Common shares were offered to non-accredited and unaffiliated investors for cash consideration of $0.20 per share. For the nine month period ended March 31, 2001, 550,000 unrestricted common shares were issued to 22 non-accredited and unaffiliated investors for cash consideration totaling $110,000.

     The proceeds from the sale of these securities were received in July and August 2000 and have been recorded in the statement of changes in stockholders' equity (deficit).

9.   RELATED PARTY TRANSACTIONS

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

                               HIPSTYLE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

     Michael D. Farkas and Rebecca J. Farkas, his wife, an officer and director, and a related party loaned the Company $2,488 which covered the cost of the license fees to the State of New York and the reservation costs associated with reserving the desired internet address and other operating expenses. No interest has been charged on these loans and were paid on August 31, 2000.

     In June 2000, the Company engaged WealthHound, Inc., a subsidiary of WealthHound.com, Inc. which is a related party, in which Michael Farkas is a 70% owner, to develop and design its website. The Company paid a total of $54,292 to WealthHound, Inc. in connection with these services.

     In July 2000, the Company agreed to reimburse Atlas Equity Group, Inc., a related party, beneficial owner of which is Michael D. Farkas, $2,000 per month (on a month-to-month basis) for rent and other operating expenses. Prior to July 2000, the Company had been relatively inactive, did not require and was not occupying any office space. Because of recent developments and the completion of their business plan, management now has agreed to occupy space from Atlas Equity Group, Inc., a related party, beneficial owner of which is Michael D. Farkas. Michael Farkas is the owner of Atlas Equity Group, Inc., which owns 57% of the Company's issued and outstanding common stock.

     In August 2000, the Company engaged OSRS Communications a subsidiary of WealthHound.com, Inc., a related party, beneficial owner which is Michael Farkas to provide web hosting services for $45 per month.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. Hipstyle.Com, Inc. is a development - stage company. Because Hipstyle has not generated any revenue, it intends to report its plan of operation below.

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

PERIOD FROM JUNE 22, 1999 (INCEPTION) THROUGH MARCH 31, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to $131,315, primarily consisting of accounting ($23,500), consulting ($10,200), office ($18,315), legal ($19,519), and web site development fees ($52,485). The accounting, consulting, and legal expenses were in connection with its Form 10 filing and in its pursuit of the Company's objectives, as well as professional fees incurred in connection with the Company's annual and quarterly regulatory filings. Office expenses were in connection with monthly fees pertaining administrative services performed by a related party. Website expenses incurred in connection with management's decision to impair their capitalized asset because undiscounted future cash flow was uncertain and the future benefit of the website was undeterminable.

QUARTER ENDED MARCH 31, 2001 AND MARCH 31, 2000

Development stage expenses during the three months ended March 31, 2001 were $17,609 as compared to $1,315 for the period ended March 31, 2000.

Expenses for the quarter ended March 31, 2001 were primarily accounting ($2,500), legal ($7,603) and office expenses ($6,000). These expenses are associated with the Company's quarterly regulatory filings and administrative services.

Expenses for the quarter ended March 31, 2000 were primarily legal fees ($1,150) in connection with costs incurred with the formation of the company.

NINE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

Development stage expenses during the nine months ended March 31, 2001 were $74,718 as compared to $5,728 for the period ended March 31, 2000.

Expenses for the nine months ended March 31, 2001 were $74,718 primarily consisting of accounting ($10,500), legal ($15,038), office expense ($18,315) and web site development fees ($25,328). The accounting and legal expenses were in connection with its Form 10 filing and in its pursuit of the Company's objectives, as well as professional fees incurred in connection with the Company's annual and quarterly regulatory filings. Web site expenses incurred in connection with management's decision to impair their capitalized asset because undiscounted future cash flow was uncertain and the future benefit of the website was undeterminable.

Expense for the period June 22, 1999 (Inception) through March 31, 2000 was $5,728, which is primarily related to consulting and legal fees in connection with the formation of the Company.

YEAR ENDED JUNE 30, 2000 AND JUNE 30, 1999

Development stage expenses during the years ended June 30, 2000 were $56,397 as compared to $200 for the period ended June 30, 1999.

Expenses for the year ended June 30, 2000 were $56,397 primarily consisting of accounting ($13,000), consulting ($10,000), legal ($4,482), and web site development fees ($27,157). The accounting, consulting, and legal expenses were in connection with its Form 10 filing and in its pursuit of the Company's objectives, as well as professional fees incurred in connection with the Company's annual and quarterly regulatory filings. Web site expenses were in connection with the operations of the business. $27,135 of the website development cost was capitalized based on management belief that there will be a future benefits derived from the website plus adequate future inflow of cash resulting from the issuance of common stock in a private offering to third parties.

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

For the nine months ended March 31, 2001, we incurred a net loss of $74,718. Our accumulated deficit since inception is $131,315. Such accumulated losses have resulted primarily from costs incurred in the development of our website and various professional fees.

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

                    HIPSTYLE.COM, INC.

                                /s/Rebecca Brock
                     ----------------------------------
                                  Rebecca Brock
                                  President, Treasurer and
                                  Secretary

Date: May 16, 2001

                               /s/ Michelle Brock
                     ----------------------------------
                                   Michelle Brock
                                   Vice President

Date: May 16, 2001