Form 10QSB/A
period 2000-12-31
HIPSTYLE COM INC
filed 2001-06-06
CIK 1117258

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                               Amendment No. 4 to

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

                         PERIOD ENDED DECEMBER 31, 2000

PART 1

ITEM 1.     FINANCIAL STATEMENTS - HIPSTYLE.COM, INC.
            (A DEVELOPMENT STAGE
            COMPANY) FOR THE SIX MONTHS ENDED -
            DECEMBER 31, 2000

                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                   FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000
                   AND JUNE 30, 2000 AND FOR THE PERIODS JUNE 22, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2000

                                HIPSTYLE.COM, INC.

                           (A DEVELOPMENT STAGE COMPANY)

                               TABLE OF CONTENTS

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000 AND JUNE 30, 2000 AND FOR THE PERIODS JUNE 22, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2000

                                                                  Page
                                                                  ----
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

                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                FOR THE THREE       FOR THE SIX MONTH     FROM THE PERIOD
                                MONTH PERIOD            ENDED             JUNE 22, 1999
                                DECEMBER 31,          DECEMBER 31,     (DATE OF INCEPTION)
                              2000         1999     2000       1999   TO DECEMBER 31, 2000
                            --------------------------------------------------------------
DEVELOPMENT STAGE REVENUES    $     0     $     0  $      0    $            $
                            --------------------------------------------------------------
DEVELOPMENT STAGE EXPENSES:
     Accounting fees            4,000           0     8,000              0         21,000
     Amortization                   0           0     1,357              0          1,807
     Bank charges                   0          45        90             45            235
     Consulting fees                0           0         0              0         10,200
     Dues & subscriptions           0           0        55              0            293
     Licenses and taxes           444           0       444            488          1,369
     Office expenses            6,315           0    12,315              0         12,315
     Postage                       98           0       179              0            179
     Legal and professional
      fees                      6,697       3,880     7,435          3,880         11,916
     Research and development       0           0    25,328              0         52,485
     On-Line services             135           0       225              0            225
     Travel                     1,401           0     1,681              0          1,682
                           ---------------------------------------------------------------
TOTAL DEVELOPMENT STAGE
 EXPENSES                      19,090       3,925    57,109          4,413        113,706

LOSS FOR THE PERIOD           (19,090)     (3,925)  (57,109)        (4,413)     (113,706)
                           ===============================================================
NET LOSS PER COMMON SHARE

 Basic                     $    (0.00) $    (0.00) $  (0.01)   $   (0.0011)
                           ===============================================================
 Diluted                   $     N/A   $     N/A   $   N/A     $     N/A
                           ===============================================

Weighted-average common
 share outstanding          4,600,000   4,000,000 4,530,245      4,000,000
                          ================================================

    The accompanying notes are an integral part of these financial statements

                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

       FOR THE PERIOD JUNE 22, 1999 (INCEPTION) THROUGH DECEMBER 31, 2000

                                                                 DEFICIT
                                                                 ACCUMULATED
                                                  ADDITIONAL     DURING THE
                           COMMON STOCK            PAID-IN       DEVELOPMENT
                      SHARES         AMOUNT        CAPITAL       STAGE           TOTAL
                     ------------------------------------------------------------------
Balance,
June 22, 1999
(DATE OF INCEPTION)        0       $     0       $     0         $     0       $     0

Restricted common stock
issued to related
parties for
consulting fees     4,000,000            400          (200)              0           200

Deficit accumulated
during development
stage for the period
June 22, 1999
(inception) through
June 30, 1999              0               0             0            (200)         (200)
                     ------------------------------------------------------------------
Balance,
 June 30, 1999     4,000,000             400          (200)           (200)            0

   The accompanying notes are an integral part of these financial statements.

                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD JUNE 22, 1999(DATE OF INCEPTION)THROUGH DECEMBER 31, 2000 CONT'D)

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

                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                               FOR THE PERIOD
                                         SIX MONTHS ENDED       JUNE 22, 1999
                                          DECEMBER 31,       (DATE OF INCEPTION)
                                         2000         1999  TO DECEMBER 31, 2000
                                      ------------------------------------------
OPERATING ACTIVITIES:
Net loss                              $ (57,109)  $  (4,413)    $   (113,706)
Amortization                              1,357           0                 0
Write off of website                     25,328           0                 0
Adjustments to reconcile net loss
 to net cash used by operations:
Stock based expense                           0           0            10,200
Changes in assets and liabilities:
(Increase) Decrease in
 prepaid expenses                        (2,000)          0           (2,000)
Increase (Decrease) in
 accounts payable and
 Accrued expenses                       (56,907)      3,500           13,742
                                      -----------------------------------------
Net Cash Used by Operating Activities   (89,331)       (913)         (91,764)
                                      ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Net Cash provided by Investing Activities     0           0                0
                                      ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance
 of common stock                             55           0               55
Proceeds from Additional
 Paid in Capital                        109,945           0          109,945
Loans from shareholders                  (1,988)        988              500
                                      ------------------------------------------
Net Cash Provided By
 Financing Activities                   108,012           0          110,500
                                      ------------------------------------------
Increase (decrease) in cash              18,681          75           18,736
                                      ------------------------------------------
Cash, Beginning of quarter                   55           0                0
                                      ------------------------------------------
Cash, End of quarter                $    18,736    $     75      $    18,736
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

                               HIPSTYLE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 -     INTANGIBLE ASSET - WEBSITE
---------------------------------------

     The website and related amortization consisted of the following as of December 31, 2000 and June 30, 2000:

                                       December 31, 2000     June 30, 2000
                                       -----------------     -------------
     Website                             $     27,135        $     27,135
     Less:  Accumulated amortization           (1,807)               (450)
                                       -------------------------------------
                                               25,328                   0
                                       -------------------------------------
     Impairment                               (25,328)                  0
                                       -------------------------------------
     Website                             $                   $     26,685
                                       =====================================

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

PERIOD FROM JUNE 22, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2000

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

Expenses for the six months ended December 31, 2000 were $57,109 primarily consisting of accounting ($8,000), legal ($7,435), office expense ($12,315) and web site development fees ($25,328). The accounting and legal expenses were in connection with its Form 10 filing and in its pursuit of the Company's objectives, as well as professional fees incurred in connection with the Company's annual and quarterly regulatory filings. Web site expenses incurred in connection with management's decision to impair their capitalized asset because undiscounted future cash flow was uncertain and the future benefit of the website was undeterminable.

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

                    HIPSTYLE.COM, INC.

                                /s/Rebecca Brock
                     ----------------------------------
                                  Rebecca Brock
                                  President, Treasurer and
                                  Secretary

Date: June 6, 2001

                               /s/ Michelle Brock
                     ----------------------------------
                                   Michelle Brock
                                   Vice President

Date: June 6, 2001