Form 10QSB/A
period 2001-03-31
HIPSTYLE COM INC
filed 2001-06-06
CIK 1117258

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

                               HIPSTYLE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                   (UNAUDITED)
                                              (UNAUDITED)                   (UNAUDITED)           FOR THE PERIOD
                                           THREE MONTH ENDED             NINE MONTHS ENDED        June 22, 1999
                                               MARCH 31,                       MARCH 31,          (INCEPTION) TO
                                         2001            2000            2001           2000      March 31, 2001
                                         ----            ----            ----           ----      --------------
DEVELOPMENT STAGE REVENUES            $         0    $         0    $         0    $         0    $         0
                                      -----------    -----------    -----------    -----------    -----------

DEVELOPMENT STAGE EXPENSES:
     Accounting fees                        2,500              0         10,500          3,500         23,500
     Amortization                               0              0          1,357              0          1,807
     Bank charges                              15             45            105             90            250
     Consulting fees                            0              0              0              0         10,200
     Dues & subscriptions                       0              0             55            238            293
     Licenses and taxes                        50            120            494            370          1,419
     Office expenses                        6,000              0         18,315              0         18,315
     Postage                                    0              0            179              0            179
     Legal and professional fees            7,603          1,150         15,038          1,530         19,519
     Research & development                     0              0         25,328              0         52,485
     On-line services                         135              0            360              0            360
     Travel                                 1,306              0          2,987              0          2,988
                                      -----------    -----------    -----------    -----------    -----------
                                      -----------    -----------    -----------    -----------    -----------

TOTAL DEVELOPMENT STAGE EXPENSES           17,609          1,315         74,718          5,728        131,315
                                      -----------    -----------    -----------    -----------    -----------
                                      -----------    -----------    -----------    -----------    -----------

     LOSS FOR THE PERIOD                  (17,609)        (1,315)       (74,718)        (5,728)      (131,315)
                                      ===========    ===========    ===========    ===========    ===========

     NET LOSS PER COMMON SHARE

                  Basic and diluted         (0.00)         (0.00)         (0.02)         (0.00)
                                      ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON
SHARE OUTSTANDING                       4,308,511      4,000,000      4,308,511      4,000,000
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

                               HIPSTYLE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS

                                                                                                         (UNAUDITED)
                                                                          (UNAUDITED)                   FOR THE PERIOD
                                                                        NINE MONTHS ENDED               June 22, 1999
                                                                           MARCH 31,                   (INCEPTION) TO
                                                                      2001               2000           March 31, 2001
                                                                ----------------   ---------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                              $ (74,718)         $ (5,728)           $ (131,315)

Amortization                                                              1,357                 0                 1,807
Write off of website                                                     25,328                 0                25,328
Stock based expense                                                           0                 0                10,200

Adjustments to reconcile net loss to net cash used by
  operations:
Changes in assets and liabilities:
  Increase (Decrease) in accounts payable & accrued expenses            (58,666)            4,450                11,983
                                                                ----------------   ---------------    ------------------
      Net cash used by operating activities                            (106,699)           (1,278)             ( 81,997)
                                                                ----------------   ---------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITES:

Purchase of Website                                                           0                 0              ( 27,135)
                                                                ----------------   ---------------    ------------------

      Net cash provided by investing activities                               0                 0              ( 27,135)
                                                                ----------------   ---------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock                            110,000                 0               110,000
  Loans from shareholders                                                (1,988)            1,488                   500
                                                                ----------------   ---------------    ------------------
      Net cash provided by financing activities                         108,012             1,488               110,500
                                                                ----------------   ---------------    ------------------
INCREASE (DECREASE) IN CASH                                               1,313               210                 1,368
                                                                ----------------   ---------------    ------------------
CASH, BEGINNING OF PERIOD                                                    55                 0                     0
                                                                ----------------   ---------------    ------------------
CASH, END OF PERIOD                                                    $  1,368             $ 210               $ 1,368
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