Form 10KSB
period 2001-06-30
HIPSTYLE COM INC
filed 2001-10-11
CIK 1117258

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Fiscal Year Ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15{d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from              to
                                             ------------    ------------
                            Commission File number  0-30291
                                                    -------

                               HIPSTYLE.COM, INC.
                 (Name of small business issuer in its charter)

                     Florida                                  65-0928369
(State or other jurisdiction of incorporation or  (IRS Employer Identification No.)
             organization)

1221 Brickell Ave., Suite 900, Miami, Florida                       33131
---------------------------------------------                     ---------
(Address of principal executive offices )                         (Zip Code)

Issuer's telephone number    (305)  539-0900
-----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )

Revenues for year ended June 30, 2001: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 1, 2001, was: $O

Number of shares of the registrant's common stock outstanding as of October 1, 2001 was: 4,600,000

Transfer Agent as of October 1, 2001:

            Corporate Stock Transfer & Trust Co.
            3200 Cherry Creek Drive
            Denver, Colorado 80209

                                     PART I
                                     ------

Item 1.  Description of Business
--------------------------------

Business Development. We were incorporated under the name Hipstyle.com, Inc. in the State of Florida on June 22, 1999.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer. We are a development stage company which is completing a website, at www.hipstyle.com, dedicated to bringing together designers and merchants of high fashion and beauty products with online clothing shoppers and fashion enthusiasts. We have launched a beta test version of the site and have retained the services of a web design and development firm to facilitate the completion of a11 planned content and functionality. We have spent a total of $54,292 for research and development. All of such expenses were used to develop our website since our inception. We did not spend any additional funds on research and development expenses.

We anticipate that the fashion infomediary aspect of our model will focus on aggregating our members' personal profiles and preferences and then matching them with our merchant and advertising partners, thus providing focused services and information to both parties. This strategy will be heavily dependant on our ability to convert future visitors to our site into Hipstyle.com members. Membership will be in the Hipstyle.com online community and members will not receive an ownership interest in the company, Hipstyle.com, Inc. While most intended services will be available to all site visitors, certain higher tier services and functionality will be reserved for members only.

We anticipate that membership in the online community of Hipstyle.com will be free and it will offer special access to certain restricted content and functionality as well as negotiated member discounts with merchant partners. To become a member, site visitors will be asked to fill out some personal information, including their specific fashion related preferences, and this information will be aggregated into a confidential data repository. With the members' explicit permission, the Company anticipates using these detailed customer profiles to provide businesses with a powerful online advertising, direct marketing and electronic commerce channel to more effectively reach their desired audience. In return, we anticipate that members will benefit from the targeted advertising and offers focusing on their specific interests, and will also receive group discounts and special deals negotiated by the Company on their behalf.

Anticipated revenues will be generated primarily through charging a click through rate for each link to other sites, revenue sharing on purchases made at partner e-commerce sites, advertising sales and possible auction fees.

Our corporate offices are located at 1221 Brickell Avenue, Suite 900, Miami, Florida 33131. Our corporate staff consists of two part time persons with collective experience in fashion and online marketing. Our telephone number is
(305) 539-0900.

Operational Details

Acquiring Viewer Base

The first and perhaps most important aspect of our model is to generate an audience/membership as quickly as possible. Advertising rates, merchant pricing, negotiated member discounts and access to cost-effective strategic partnerships are all positively affected by increased traffic on our website. Therefore, with a growing number of viewers on our site, we have the potential to deliver more benefits to our anticipated users, clients and partners. Our users will benefit from a larger base, as it will increase our ability to leverage group discounts and special offers for our members. In addition the quality of interactive functionality like auctions and bulletin boards will be greatly improved. Our business partners and advertisers will have access to more viewers and potential customers, and will thus benefit more from a relationship with Hipstyle.com. Finally, our anticipated revenues will be completely dependant on the amount of traffic and membership on our site.

This initiative will hinge on a successful advertising campaign and public relations strategy. The effort must be as targeted and cost effective as possible, since this represents Hipstyle's largest cost allocation. Preliminary advertising and traffic-building channels have been identified, with the anticipated approach consisting of highly targeted advertising online banner buys, business development relationships with third party sites and strategic placement on search engines. Depending on the success of its online advertising initiatives, we may also pursue offline channels including billboard and magazine advertising.

We anticipate that a membership can be attained utilizing the outlined channels and techniques. We will try to attract individuals who are interested in this industry by providing unique content and services, while promoting a sense of community.

Content Functionality

In order to attract this viewer base to our website, we will try to provide services to our members in addition to shopping links that will be useful and fun to those individuals who are interested in fashion. We hope to provide a search engine for our entire site to create an easy way to quickly find specific items or functions. We will also anticipate providing up to date news and articles, as well as research tools, which will include biographies of important figures in fashion like designers and models. Planned links will also be established for event postings such as sample sales, new store or site openings and possible job and internship listings.

It is anticipated that members will have upgraded offerings including the opportunity to chat with each other and exchange ideas, creating a sense of community within our viewer base. They should also have the ability e-mail us directly with questions, comments and suggestions, and have access to bulletin boards on a variety of topics ranging from fashion and entertainment to current social issues.

We will rely on forming partnerships with major magazines to provide archives of selected features of their current issues, and unless we can forge these relationships we will not be able to offer this feature to our members. We anticipate that seasonal runway shows and various interviews will be available to download on RealPlayer video to be viewed by our members. Finally, we will also attempt to provide our members with resources to aid in the search for designer vintage pieces, potentially in the form of an on- line auction.

Finally, we plan to offer additional popular culture content to supplement our site's fashion focus. Because fashion encompasses every aspect of modern life and is directly impacted by all aspects of popular culture, we believe that providing content relating to movies, music, nightlife, etc. will be a value added feature for our anticipated members and users. We anticipate providing updated popular culture content to not only enhance the quality and scope of our bulletin board discussions, but to offer a destination for a wider audience base that may have interests beyond the fashion world. We expect that this approach may result in increased traffic to our site, with anticipated benefits for our future advertisers and member base.

Membership Requirements

In order for us to execute on the infomediary aspect of the business model, certain features and functionality on the site including chat, e-mail, videos, magazine archives and vintage auctions will only be offered in exchange for filling out a simple questionnaire. The questions that potential members may be asked to answer will include their name, the city in which they live, career choice, age range, hobbies and lifestyle, shopping habits and dress and shoe size. Upon completing this questionnaire, potential new members will be assigned a membership number and will be asked to choose a password that they will use to access exclusive HipStyle.com offerings.

Infomediary Model

We believe that a significant market opportunity exists for an Internet-based infomediary to serve as an effective communication channel between businesses and online consumers. This infomediary would collect consumers' demographic and behavioral data, with their permission, and build detailed profiles from that information. The infomediary would use these profiles to enable businesses to deliver highly-targeted, one-to-one marketing messages and other products and services to specified consumers. The infomediary, as the trusted custodian of their information, would empower consumers to realize value from their data while protecting their privacy.

With accurate and complete member information, we anticipate that we will be able to deliver benefits to our members, advertisers, clients and strategic partners. For our business and advertising partners, we hope to provide a powerful online advertising, direct marketing and electronic commerce channel to more effectively reach their desired audience. For our members, we anticipate benefits from the targeted advertising and offers focusing on their specific interests, as well as group discounts and special deals negotiated by us on their behalf.

Revenue

The partnerships that we anticipate forming with on-line retailers will include a link directly from our web-site to the designer's or retailer's home page. The intended increase in traffic to these sites provided by Hipstyle.com will enable us to charge each retailer or designers who may be seeking traffic, a click-through rate, or a fee for each click called a CPC. In addition, for e-commerce sites, we will ask for a percentage of revenues obtained through purchases made by customers that come from Hipstyle.com. The anticipated growing traffic on Hipstyle.com, should in turn provide opportunities for these businesses to increase their on-line revenue percentages. Based on these benefits to our potential partners, it is anticipated that most businesses will have no objections to a link from Hipstyle.com to their own site. It will then be the objective of our team to negotiate mutually acceptable CPC and revenue sharing arrangements with each different potential business partner.

The anticipated traffic on the Hipstyle.com web site will also allow for us to receive ad sales revenues from potential advertisers. Because advertisers traditionally pay higher rates for targeted ads, we anticipate that the aggregated information from member questionnaires will create a highly targeted advertising profile, which should enable us to charge higher rates for communication with those members.

Revenue Sources

While future possibilities for generating income include strategic partnerships and/or acquisitions of other shopping sites, developing and selling our own products and licensing agreements of various types, we have not pursued any of these arrangements to date. As mentioned before, our revenue strategy will focus around CPC rates from links, revenue sharing from sales, advertising sales.

CPC

The CPC rate is a fee that is charged every time a Hipstyle.com member clicks on any link to a company site. This method of generating revenue is directly contingent upon how many members we have, as the probability rate of an actual click occurring is relatively higher. The number of clicks that occur on a link is figured by multiplying the click-through rate, or average percentage of viewers who click, by the number of viewers that are actually on the site at a given time.

The CPC rate must be specific for each client or strategic partner, based on their specific traffic needs and relative stature in the industry. In most instances, the more existing traffic that a business has on its site, the less marginal value it places on incremental clicks. In addition, larger sites with more members and well-developed brands, tend to have greater leverage in negotiating CPC rates that they are willing to pay. Because of brand recognition it is anticipated that a well known site or retailer will be willing to pay a lower CPC rate, but will attract more visitors than a less known site. Conversely, a newer site may be willing to pay a higher CPC rate to us, but may not attract as many visitors. Because the net impact on revenues will only be realized after testing the performance of each partnership, the Company will need to maintain flexibility in the its CPC rates, within the accepted industry parameters. It is anticipated that we will initially charge lower CPC rates for more established partners and retailers.

Revenue Sharing

Revenue sharing for purchases made at on-line retailers, sources from HipStyle.com is an excellent way for us to generate income. This option is only available to us, however, through sites that are established as e- cornmerce sites. Only a select few of the designers who are on-line are actually selling their products via the internet. Most of the sites that are currently and actively retailing are e-commerce boutiques that are designed specifically for this purpose. While we have targeted these on-line retailers as potential clients of Hipstyle.com and hope to generate revenue share in the immediate future, we do not have any existing revenue sharing contracts in place, and may not be able to secure these types of relationships.

We are also planning to target major designer web sites for potential revenue sharing, but anticipate a CPC arrangement in the near future, as they develop their e-commerce capabilities. Currently, the majority are catalog sites that are designed for viewing the current collections and then ordering by contacting a customer service center through an 800 number or e-mail. However, we anticipate and are starting to see some indications that designer sites will eventually undergo a transformation to enable e- commerce. This belief is based on the fact that a growing number of related businesses have been using the Internet as a low-cost sales and distribution channel. We believe that this interest in online commerce is fueled in part by:

     Online Interactivity. Businesses can use the Internet to interact with customers in a real-time personalized transaction experience that provides the business with significant marketing flexibility. On the Internet, a business can frequently adjust its featured selections, pricing and visual presentation. Also, these businesses can display a larger number of products than a traditional store based or catalog retailer.

     Global Scope of the Internet. Businesses that use the Internet as a sales and marketing channel are able to reach and serve a large and geographically diverse customer base electronically from a central location. Also, businesses can easily obtain demographic and related customer data that provides additional opportunities for direct marketing and personalized services.

     Decreased Sales Costs. Businesses that use the Internet can access a global market without the high costs associated with additional retail channels. Online retailers and distributors do not have the burden of managing and maintaining multiple retail stores or the significant printing and mailing costs of catalogues.

     Reduced Inventory Costs. Many businesses that use the Internet are able to have products shipped to consumers directly by the manufacturers. This reduces inventory costs and decreases exposure to inventory obsolescence.

When these businesses conclude their e-commerce transformation and begin to sell products directly form their web site, the Company plans to form strategic partnerships with these companies with the value proposition that Hipstyle.com will generate traffic to their sites and increase the demand for their products on-line.

Advertising Sales

Advertising sales on Hipstyle.com is a way that we can possibly generate revenue from a diverse selection of marketplaces. We intend to create a variety of different options and packages from companies that would purchase advertising space on our site. These companies are not limited to the fashion industry, but can come from a variety of related industries including: major banks and credit cards, beauty products and cosmetics, fragrances, fitness products and gyms, hotels, restaurants and nightclubs. These advertisements will be in the format of click-on banners and buttons of varying sizes that will link the viewer directly to the advertisers' home page. The pricing for these ads will be based on a CPM rate, or cost per thousand impressions, which the number of unique times the ad is viewed on Hipstyle.com site. The CPM rate is derived from the number of exclusive viewers on a site at a given time, or how many viewers will actually see the ad. Therefore, the higher Hipstyle's membership number, the more its advertising space is in demand. This further outlines our initial priority to draft a large viewer base in order to generate maximum profit from sale of our advertising space.

The CPMs we will charge are also dependent on our site's click through rates, and on the individual advertiser. If an advertiser is paying us a CPM rate for showing an ad, but is not receiving any clicks or generating visits to their site, the advertiser will either demand a lower CPM rate or discontinue the relationship. Therefore the click through performance of our user base may heavily impact the CPM advertising rates we will be able to charge in the future.

Competition

There are several direct competitors in this industry, but we believe that there is enough current demand to support another entrant in this industry based on the amazing observed and projected growth of the internet, e-commerce and the fashion industry. An estimated 33% of U.S. households now use the Internet, which is projected to rise to 66% by 2003, according to a Yankee Group survey as stated in a November 1999 report titled "Free Internet Access: Gateway to the Next-Generation ISP" written by the Internet Marketing Strategies Planning Service at the Yankee Group. The U.S. retail apparel market is valued at $172 billion by the Garment Industry Development Corporation as stated in an article from the Garment Industry Development Corporation's statistical overview in the last paragraph under US Fashion Industry. Revenues from online consumer retail shopping are projected to grow to $125.6 billion by 2004, representing an increase of 240% from the $37 billion projected by year-end 2000, according to eMarketer in an article dated October 31, 2000 named "New eCommerce:B2c Report Reveals Consumer e- Commerce Sales will reach $126 Billion by 2004, An Increase of 240% From $37 Billion in 2000".

In the future, we may encounter competition from other fashion designers and retailers who are still in the process of constructing their web-sites, but are showing a future commitment to e-commerce for their business. Many of our competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than we do. There can be no assurance that our competitors will not develop Internet products and services that are superior to ours or that achieve greater market acceptance than the our offerings.

We may also compete with online services and other Web site operators as well as traditional off-line media such as print and television for a share of advertisers' total advertising budgets. There can be no assurance that the we will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition. However, retailing over the internet breaks down any previously existing boundaries, creating an international marketplace for products that have already achieved world-wide status through magazine editorial and advertising campaigns. These facts create the ideal opportunity to introduce a web site like Hipstyle.com that combines all aspects of the fashion industry, combining shopping with an on-line community of individuals who share the same interests.

EMPLOYEES

At October 1, 2001, Our corporate staff consists of two part time persons with collective experience in fashion and online marketing. In addition, depending on client demand, the Company will utilize manpower agencies to contract between additional persons on a temporary, part- time basis. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

Item 2. Description of Property
-------------------------------

We currently use office space in a building located at 1221 Brickell Avenue, Suite 900, Miami, Florida. The primary tenant Atlas Equity Group, Inc., an entity which is wholly owned by Michael Farkas. Mr. Farkas is an affiliated individual to the Company since he is the sole shareholder, officer and director of Atlas Equity Group, Inc. which owns 57% of the outstanding shares of Hipstyle.

In July 2000, we agreed to reimburse Atlas Equity Group, Inc., a related party, of which Michael D. Farkas is the beneficial owner, $2,000 per month (on a month-to-month basis) for rent and other operating expenses. Prior to July 2000, we had been relatively inactive, did not require, and was not occupying, any office space. Therefore, instead of paying rent, the we agreed to reimburse Atlas Equity Group, Inc. for certain office expenses. Because of recent developments, including the hiring of employees and the completion of its business plan, management has agreed to occupy and rent the space located at 1221 Brickell Avenue, Suite 900, Miami, Florida on a month to month lease at $2,000 per month commencing January 1, 2001.

Item 3.  Legal Proceedings
--------------------------

The Company is not presently parties to any litigation, nor to the Company's knowledge and belief is any litigation threatened or contemplated.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

On October 1, 2001, there were 45 shareholders of record of the Company's common stock. The Company's common stock is currently not available for trading on any nationally recognized exchange.

Dividends
---------

The Company does not intends to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company's earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

Item 6.  Management's Discussion and Analysis or Plan of Operation
--------------------------------------------------------------------

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. Hipstyle.com, Inc. and subsidiary is a development
- stage company. Because Hipstyle has not generated any revenue, it intends to report its plan of operation below.

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

PERIOD FROM JUNE 22, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Operating expenses since inception have amounted to $147,899, primarily consisting of accounting ($25,503), consulting ($10,200), office ($24,000), legal ($25,156), and web site development fees ($52,485). The accounting, consulting, and legal expenses were in connection with its Form 10 filing and in its pursuit of the Company's objectives, as well as professional fees incurred in connection with the Company's annual and quarterly regulatory filings. Office expenses were in connection with monthly fees pertaining to administrative services performed by a related party. Website expense incurred in connection with management's decision to impair their capitalized asset because undiscounted future cash flow are uncertain and the future benefit of the website was undeterminable.

YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Development stage expenses during the years ended June 30, 2001 were $91,302 as compared to $51,397 for the period ended June 30, 2000.

Expenses for the year ended June 30, 2001 were primarily consisting of accounting ($12,503), legal ($20,675), office expenses ($24,000) and website development fees ($25,328). The accounting, consulting and legal expenses were in connection with its Form 10 filing and in its pursuit of the Company's objectives, as well as professional fees incurred in connection with the Company's annual and quarterly regulatory filings. Office expenses were in connection with monthly fees pertaining to administrative services performed by a related party. Website expenses incurred in connection with management's decision to impair their capitalized asset because undiscounted future cash flow are uncertain and the future benefit of the website was undeterminable.

Expenses for the year ended June 30, 2000 were $56,397 primarily consisting of accounting ($13,000), consulting ($10,000), legal ($4,481), and web site development fees ($27,158). The accounting, consulting, and legal expenses were in connection with its Form 10 filing and in its pursuit of the Company's objectives, as well as professional fees incurred in connection with the Company's annual and quarterly regulatory filings.

Liquidity and Capital Resources
-------------------------------

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

For the year ended June 30, 2001, we incurred a net loss of $91,302. Our accumulated deficit since inception is $147,899. Such accumulated losses have resulted primarily from costs incurred in the development of our website and various professional fees.

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

Item 7. Financial Statements
----------------------------

The financial statements of the Company, together with the report of auditors, are included in this report after the signature pages.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

The Company's accountant is Salibello & Broder, C.P.A. of New York City, New York. The Company does not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

The directors and officers of the Company and its subsidiaries, as of October 1, 2001, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

                            With Company

Name                  Age          Since          Director/Position
---------------------------------------------------------------------

Rebecca J. Farkas     24            1999          President, Treasurer, Secretary
                                                  and Director

Michelle Brock        26            2000          Vice President and Director



Rebecca J. Farkas, 24, has been President, Secretary, Treasurer and Director of the Company since inception. She has also been a fashion model with Fords Models Inc. in Miami, Florida and Spirit Model Management in New York, New York. She was been in the modeling industry for the past five years represented by various modeling agencies in New York, Miami, Paris, Los Angeles and Chicago. Ms. Farkas has been heavily in contact with many artists through her experience in the fashion industry. In addition, since 1996, Ms. Farkas has been represented by a commercial television agency in New York and has appeared in lead roles in several national television commercials. She is currently a member of the Screen Actors Guild. In addition, Ms. Farkas was President and founder of WealthHound.com, Inc. a publicly traded company listed on the National Quotation Board. She was also founder and President of Quentin Road Productions, Inc., a publicly traded company listed on the OTC Electronic Bulletin Board. She attended Penn State University from 1995-1996.

                                     III-1

Michelle Brock, 26, has served as our Vice President and Director since May 30, 2000. Ms. Brock has been employed in public relations and sales for Norma Kamali, Inc. since May 1999. Her responsibilities include the generating of editorial press of United States and foreign fashion magazines as well as sales to industry insiders and Internet clients. From May 1998 to May 1999, Ms. Brock was employed as an analyst assistant with Odyssey Investments Partners, LLC where she conducted financial and market research in the Internet technology, aerospace, telecommunications and transportation industries. She was also Vice President of Quentin Road Productions, Inc., a publicly traded company listed on the OTC Electronic Bulletin Board. Ms. Brock graduated in May 1998, from Penn State University with a degree in Music Theory and Violin Performance.

Rebecca Farkas and Michelle Brock are sisters. Rebecca Farkas is married to Michael D. Farkas the sole shareholder of Atlas Equity Group, Inc., the principal shareholder of the Company.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain Legal Proceedings
-------------------------

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

                                     III-2

Item 10. Executive Compensation
--------------------------------

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending June 30, 2000, to executive officers who were serving as of fiscal year ending June 30, 2000, whose salary and bonus during fiscal year ending June 30, 2000 exceeded $100,000. In 2000, no officer received compensation in excess of $100,000.

Summary Compensation Table

                                     ANNUAL COMPENSATION       LONG TERM COMPENSATION
                                                                              RESTRICTED     SECURITIES
NAME AND PRINCIPAL             FISCAL      OTHER     ANNUAL     STOCK         UNDERLYING     OPTIONS          ALL OTHER
POSITION                       YEAR        SALARY    BONUS      COMPENSATION  AWARDS         (NO. OF SHARES)  COMPENSATION
                               ----        ------    -----      ------------  ------         ---------------  ------------
Rebecca Farkas                  2001        $    0     0               0         0            0      $         0
President and Secretary

Michelle Brock                  2001        $    0     0               0         0            0                0
Vice President

Employment Agreements. No officer or director has been granted an employment contract or been provided a future benefit to be received upon separation from service with the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The following table sets forth as of October 1, 2001, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

                                     III-3

NAME AND ADDRESS OF                 AMOUNT AND NATURE OF        PERCENT OF
BENEFICIAL OWNER (1)                BENEFICIAL OWNERSHIP        OUTSTANDING SHARES
--------------------                --------------------        ------------------
5% STOCKHOLDERS
Atlas Equity Group, Inc.(2)               2,620,000                56.96%
1221 Brickell Avenue
Suite 900
Miami, FL 33131

Rebecca J. Farkas                            655,000                14.24%
294 South Coconut Lane
Miami Beach, FL 33139

DIRECTORS AND NAMED EXECUTIVE
OFFICERS

Rebecca J. Farkas                           655,000                14.24%
294 South Coconut Lane
Miami Beach, FL 33139

Michelle Brock                               50,000                 1.09%
105 Lexington Avenue, #6D
New York, NY 10016

All directors and executive                 705,000                15.32%
officers as a group (2 persons)


(1) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

                                     III-4

(2) Michael D. Farkas is the sole officer, director and shareholder of Atlas Equity Group, Inc. and Michael D. Farkas is married to Rebecca J. Farkas, the President of the Company. Mr. Farkas is the sole member and the Chairman and Chief Executive Officer of the Atlas Group of Companies, LLC, the sole shareholder of Atlas Capital Services, Inc., a registered broker dealer and member of the National Association of Broker Dealers, Inc. and SIPC.

(3) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

We currently use office space in a building located at 1221 Brickell Avenue, Suite 900, Miami, Florida. The primary tenant is Atlas Equity Group, Inc., an entity which is wholly owned by Michael Farkas. Mr. Farkas is an affiliated individual to us since he is the sole shareholder, officer and director of Atlas Equity Group, Inc. which owns 57% of the outstanding shares of Hipstyle.

In July 2000, we agreed to reimburse Atlas Equity Group, Inc., a related party, of which Michael D. Farkas is the beneficial owner, $2,000 per month (on a month-to-month basis) for rent and other operating expenses. Prior to July 2000, we had been relatively inactive, did not require, and was not occupying, any office space. Therefore, instead of paying rent, we agreed to reimburse Atlas Equity Group, Inc. for certain office expenses. Because of recent developments, including the hiring of employees and the completion of its business plan, management has agreed to occupy and rent the space located at 1221 Brickell Avenue, Suite 900, Miami, Florida on a month to month lease at $2,000 per month commencing January 1, 2001.

We have not and do not intend to enter into any additional transactions with our management or any nominees for such positions. We have not and do not intend to enter into any transactions with our beneficial owners. We are a subsidiary of Atlas Equity Group, Inc. which is the owner of 56.96% of our outstanding shares. Since inception, we have not entered into any transactions with promoters other than our officers and directors Rebecca J. Farkas and Michelle Brock, who each received 655,000 and 50,000 respectively, of our shares of common stock. Rebecca Farkas received her 655,000 shares as part of the distribution of the Hipstyle shares by Intelilabs.com, Inc. and Michelle Brock received her 50,000 shares for consulting services rendered to us including the writing and development of our business plan, the development of corporate and operating strategies and creative input into our website. Such shares were also issued as an incentive for Michelle Brock to become our officer. Rebecca Farkas, our President loaned us funds for the cost of licensing Hipstyle.com in New York and reserving our internet address as well as other operating expenses. No interest is being charged on this loan and is due on demand. In addition, upon our formation, Quentin Road Productions, Inc., our original sole shareholder, loaned us $2,000 for the costs of formation of Hipstyle.com.

                                     III-5

On March 1, 2000, a majority of the shareholders and the Directors authorized a distribution of the Hipstyle shares owned by Quentin Road Productions, Inc. to the Quentin Road Productions, Inc. shareholders in an unregistered spin off at a rate of 1.31 Hipstyle shares for each share of Quentin Road Productions, Inc. owned. After such spin off, we had 4,000,000 shares outstanding to 25 shareholders. Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

Such related party transactions were on terms that were not more favorable than if agreed upon by a third party in an arms length transaction.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

                                     III-6

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K
-------------------------------------------

(a)   The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules immediately following the signature pages of this report.

2. Financial statement schedules; see index to financial statements and schedules immediately following the signature pages of this report.

3.   Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated: see index to exhibits immediately following financial statements and schedules of this report.

3(i)      Certificate of Incorporation, as amended (1)

3.2       Bylaws, as amended (1)


(1)       Incorporated by reference to the Registrant's
          Form 10-SB, filed on October 17, 2000
          (SEC File No. (0-31779).

(b)       Reports on Form 8-K
          We did not file any reports on Form 8-K for the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                             HIPSTYLE.COM, INC.

                              /s/Rebecca J. Farkas
                     ----------------------------------
                                 Rebecca J. Farkas
                                 President, Treasurer and
                                 Secretary

Dated: October 11, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                       Title                            Date
/s/Rebecca J. Farkas       President, Treasurer and         October  11, 2001
--------------------       Secretary
   Rebecca J. Farkas

/s/ Michelle Brock         Vice President                   October  11, 2001
--------------------
    Michelle Brock

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2001 AND 2000 AND FOR THE PERIOD FROM JUNE 22, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2001

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS                                                 Page
-------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                      1

FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED JUNE 30, 2001 AND 2000 AND FOR THE PERIOD JUNE 22, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2001

Balance sheets                                                    2

Statements of operations                                          3

Statements of changes in stockholders' equity                     4

Statements of cash flows                                          5 - 6

Notes to financial statements                                     7 - 16

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors

Hipstyle.com, Inc. and subsidiary
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheets of Hipstyle.com, Inc. (a development stage company) as of June 30, 2001 and the related statement of operations, change in stockholders' equity and cash flow for the year ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Hipstyle.com, Inc. as of June 30, 2000 were audited by other auditors who report dated September 5, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Hipstyle.com, Inc. as of June 30, 2001 and the result of its operation and its cash flow for the year ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Salibello & Broder LLP
New York, NY

August 23, 2001

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
-------------------------------------------------------------------------------

ASSETS                                                                   JUNE 30, 2001           JUNE 30, 2000
                                                                         ---------------         --------------
CURRENT ASSETS:
Cash                                                                              $ 275                   $ 55
Prepaid expenses                                                                      0                      0
                                                                         ---------------         --------------
                 Total current assets                                               275                     55

WEBSITE - net of accumulated amortization $450                                        0                 26,685
                                                                         ---------------         --------------
TOTAL ASSETS                                                                      $ 275               $ 26,740
                                                                         ===============         ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable & accrued expenses                                            $ 21,474               $ 70,649
Loans and advances payable - related party                                          500                  2,488
Notes payable - related party                                                     6,000                      0
                                                                         ---------------         --------------
                 Total current liabilities                                       27,974                 73,137

STOCKHOLDERS' EQUITY:

Common stock, par value $.0001 per share; 100,000,000 shares authorized
  4,600,000 and 4,050,000 shares issued and
  outstanding at June 30, 2001 and June 30, 2000, respectively                      460                    405
Additional paid-in capital                                                      119,740                  9,795
Deficit accumulated during the development stage                               (147,899)               (56,597)
                                                                         ---------------         --------------
                 Total Stockholders' equity                                     (27,699)               (46,397)
                                                                         ---------------         --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              $ 275               $ 26,740
                                                                         ===============         ==============

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                                                 FOR THE PERIOD
                                                              YEAR ENDED                          JUNE 22, 1999
                                                               JUNE 30,                       (DATE OF INCEPTION) TO
                                                               --------
                                                    2001                     2000                 JUNE 20, 2001
                                                    ----                     ----                 -------------
DEVELOPMENT STAGE REVENUES                                 $0                       $0                      $0

DEVELOPMENT STAGE EXPENSES:
       Amortization                                     1,357                      450                   1,807
       Accounting                                      12,503                   13,000                  25,503
       Bank charges                                       150                      145                     295
       Consulting fees                                      0                   10,000                  10,200
       Dues & subscription                                 55                      238                     293
       Licenses and taxes                                 748                      925                   1,673
       Office expenses                                 24,000                        0                  24,000
       On-line services                                   495                        0                     495
       Legal fees                                      20,675                    4,481                  25,156
       Postage                                            267                        0                     267
       Printing                                           315                        0                     315
       Website development fees                        25,328                   27,158                  52,485
       Transfer agent fee                               2,321                        0                   2,321
       Travel                                           2,987                        0                   2,988

TOTAL DEVELOPMENT STAGE EXPENSES                       91,201                   56,397                 147,798

       LOSS FROM OPERATIONS                           (91,201)                 (56,397)               (147,798)

INTEREST EXPENSE                                         (101)                       0                    (101)

NET LOSS                                            $ (91,302)               $ (56,397)              $(147,899)

LOSS PER COMMON SHARE
       Basic & diluted                                $ (0.02)                 $ (0.01)

Weighted-average common shares outstanding          4,564,836                4,004,110

HIPSTYLE.COM, INC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------

                                                                                                        DEFICIT
                                                                                                        ACCUMULATED
                                                                                          ADDITIONAL    DURING THE
                                                                     COMMON STOCK         PAID-IN-      DEVELOPMENT
                                                                 SHARES         AMOUNT    CAPITAL       STAGE         TOTAL
                                                                 ------         ------    -------       -----         -----
Balance, June 22, 1999 (date of inception)                                0   $      0  $       0    $      0 $         0

Restricted common stock issued to related parties                 4,000,000        400       (200)          0         200
 for consulting fees

Deficit accumulated during the development stage for the
  period June 22, 1999 (date of inception) through June 30, 1999          0          0          0        (200)       (200)
                                                                  ---------  ---------   ---------   ---------   ---------

Balance, June 30, 1999                                            4,000,000        400       (200)       (200)          0

Restricted common stock issued to related party for                  50,000          5      9,995           0      10,000
 consulting services

Deficit accumulated during development stage
 for the year ended June 30, 2000                                         0          0          0     (56,397)    (56,397)
                                                                  ---------  ---------   ---------   ---------   ---------

Balance, June 30, 2000                                            4,050,000        405      9,795     (56,597)    (46,397)

Common stock issued to third parties in private offering            550,000         55    109,945           0     110,000

Deficit accumulated during the development stage
 for the year ended June 30, 2001                                         0          0          0     (91,302)    (91,302)
                                                                  ---------  ---------   ---------   ---------   ---------

Balance, June 30, 2001                                            4,600,000  $     460  $ 119,740   $(147,899)  $ (27,699)
                                                                  =========  =========   =========   =========   =========

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                        YEAR ENDED                       FOR THE PERIOD
                                                                          JUNE 30,                       JUNE 22, 1999
                                                                                                      (DATE OF INCEPTION) TO
                                                                2001                   2000             JUNE 30, 2001
                                                          -----------------       ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                           (91,302)               (56,397)             (147,899)

Adjustments to reconcile net loss to net cash used by operations:

 Amortization                                                        1,357                    450                 1,807
 Write off of website                                               25,328                      0                25,328
 Stock based expense                                                     0                 10,000                10,200
 Changes in assets and liabilities:
  Increase (Decrease) in accounts payable
  and accrued expenses                                             (51,663)                70,649                18,986
  Increase (Decrease) in loans and advances -
  related party                                                        500                  2,488                 2,988
                                                          -----------------       ----------------      ----------------
              Net cash used by operating activities               (115,780)                27,190               (88,590)

CASH FLOWS FROM INVESTING ACTIVITES:
 Purchase of website                                                     0                (27,135)              (27,135)
                                                          -----------------       ----------------      ----------------
              Net cash used by investing activities                      0                (27,135)              (27,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of common stock                        110,000                      0               110,000
 Notes payable -  related party                                      6,000                      0                 6,000
                                                          -----------------       ----------------      ----------------
              Net cash provided by financing activities            116,000                      0               116,000

INCREASE (DECREASE) IN CASH                                          $ 220                   $ 55                 $ 275
                                                          =================       ================      ================

CASH, BEGINNING OF PERIOD                                             $ 55                   $  0                 $   0
                                                          =================       ================      ================

CASH, END OF PERIOD                                                  $ 275                   $ 55                 $ 275
                                                          =================       ================      ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the years ended June 30, 2001 and 2000, and for the cumulative periods June 22, 1999 (date of inception) through June 30, 2001, the Company did not pay any interest or taxes.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVIITES

The Company entered into the following non-cash transactions:

On June 22, 1999 (date of inception) the Company issued 4,000,000 post-split (see note 8) restricted shares of common stock in consideration for consulting services provided by Intelilabs.com, Inc. formerly known as Quentin Road Productions, Inc., the founder of the Company (see note 1). This transaction was valued at $200.

On May 30, 2000 the Company issued 50,000 restricted shares of the Company's common stock in exchange for consulting services to the Vice President of the Company. This transaction was valued at $10,000 (see note 8).

On September 30, 2000 the Company decided to write off the capitalized portion of the website (See note 5). The assets' net value at the time of impairment was $25,328.

HIPSTYLE.COM, INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.   ORGANIZATION

     Hipstyle.com, Inc. ("the Company") was incorporated on June 22, 1999 under the laws of the State of Florida and was licensed to do business in the state of New York. The Company is in the process of designing a website dedicated to bringing together designers of high fashion and beauty products with a targeted client base. The Company's goal is to provide links to established e-commerce and catalog retail sites featuring designer apparel and accessories, as well as fashion related services and content to its viewers.

     The Company was a wholly owned subsidiary of Intellilabs.com, Inc. ("Intellilabs"), formerly known as Quentin Road productions, Inc., a publicly traded company listed on the OTC Electronic Bulletin Board (OTCBB:QRPI) from inception until March 1, 2000. It was spun-off by Intellilabs on March 1, 2000. Upon such spin-off, shareholders of Intellilabs received 1.31 shares of the Company for each share of Intellilabs owned as of March 1, 2000. As a result of the spin-off, Atlas Equity Group, Inc., a related party, beneficial owner of which is Michael
     D. Farkas, became a majority shareholder in the company owning approximately 57% of the outstanding shares. Its principal office is located at 1221 Brickell Avenue, Suite 900, Miami, FL 33131.

     On May 24, 2000, the Company formed Hipstyle.com, Inc. (Hipstyle Delaware) under the laws of the state of Delaware. Hipstyle Delaware did not have any significant activity as of June 30, 2001.

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

HIPSTYLE.COM, INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

     INTANGIBLE ASSET - WEBSITE

     Website costs have been capitalized pursuant to EITF 00-2. The website was being amortized on the straight-line basis over a period of 60 months. The planning and maintenance costs associated with the website were expensed as incurred.

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

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

     STOCK COMPENSATION

     Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the Company to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. This adoption has no effect on the Company.

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

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

     SEGMENTS

     The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for companies to report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Since the Company did not have any revenues and or segments during the years ended June 30, 2001 and June 30, 2000 the provisions of SFAS No. 131 does not have a material effect on these financial statements.

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

     In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and inter company derivatives. The Company does not currently hold derivative instruments or engage in hedging activities. The requirements of SFAS 138 does not have a material effect on our financial statements and related disclosures.

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

4.   DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

     The Company's initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from June 22, 1999 (date of inception) to June 30, 2001, were $147,899. The Company's cash flow requirements have been met by contributions of capital and accounts payable.

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

5.   INTANGIBLE ASSET - WEBSITE

     The website and related amortization consisted of the following as of June 30, 2001 and June 30, 2000:

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                                         June 30, 2001            June 30, 2000


 Website                                  $      27,135            $ 27,135

 Less:  accumulated amortization                 (1,807)               (450)

                                                 25,328                   0

                          Impairment            (25,328)                  0

 Website                                  $        -               $ 26,685

     Amortization expense for the years ended June 30, 2001 and June 30, 2000 was $1,357 and $450, respectively. As of June 30, 2000 Management decided to capitalize the Website based on the Company's belief that there will be a future benefit derived from the Website. Also, the Company felt that there will be an adequate future inflow of cash resulting from common stock being issued to third parties in a private offering and future revenue derived from operations of the Website. On September 30, 2000 the Company decided to impair the Website due to the uncertainty of undiscounted future cash flows and the realization that there will not be any future benefit resulting from the development of the Website.

6.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. For the years ended June 30, 2001 and June 30, 2000, the Company had net operating loss carryforwards ("NOL's") of $147,899 and $56,597, respectively, which will be available to reduce future taxable income and expense in the year ending December 31 and June 30, 2020 respectively.

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                                                June 30, 2001      June 30, 2000

                Deferred tax assets                             $ 58,420              $ 22,356

                Valuation allowance                              (58,420)              (22,356)

                Deferred tax asset, net                         $ -                   $ -

     At June 30, 2001 and June 30, 2000, a valuation allowance has been provided and realization of the deferred tax benefit is not likely.

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     The effective tax rate varies from the U.S. Federal statutory tax rate for both years ended June 30, 2001 and June 30, 2000 respectively, principally due to the following:

                 U.S. statutory tax rate                34%
                 State and local taxes                  5.6
                 Valuation                              (39.5)

                 Effective rate                           - %

7.   ACCOUNTS PAYABLE & ACCRUED EXPENSES

     Accounts payable and accrued expenses at June 30, 2001 & June 30, 2000 respectively consisted of the following:


                              June 30,               June 30,
                                2001                   2000
   Accounts payable           $ 16,798               $ 54,697
   Accrued interest                101                      0
   Accrued expenses              4,575                 15,952

                              $ 21,474               $ 70,649

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

     On January 15, 2000, the Board of Directors authorized a 2,000 to 1 forward split of the Company's common stock, par value $0.0001. Subsequent to the split there were 4,000,000 issued and outstanding. This transaction has been given retroactive effect as if it occurred on June 22, 1999 (Date of inception)

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     On March 1, 2000, the Company entered into an agreement and plan of distribution ("spin-off") with Intellilabs. Upon spin-off, the shareholders of Intellilabs received 1.31 shares of the Company's common stock for each share of Intellilabs owned as of March 1, 2000, totaling 4,000,000 common shares. As a result of this spin-off and share distribution Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, received 2,620,000 shares, representing approximately 57% of the Company's outstanding common stock and Rebecca J. Farkas (f/k/a Brock) received 655,000 shares representing approximately 16% of the Company's common stock.

     On May 30, 2000, the Board of Directors authorized the issuance of 50,000 restricted shares of the Company's common stock in exchange for consulting services rendered by the Vice President. These shares were valued at $0.20 per share due to their restrictive nature and are subject to Rule 144 of the SEC Act of 1933 as amended. This transaction was valued at $10,000.

     In June 2000, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated under the Securities Act of 1933 as amended. Common shares were offered to non-accredited and unaffiliated investors for cash consideration of $0.20 per share. For the year ended June 30, 2001, 550,000 unrestricted common shares were issued to 22 non-accredited and unaffiliated investors for cash consideration totaling $110,000.

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

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

     In July 2000, the Company agreed to reimburse Atlas Equity Group, Inc., a related party, beneficial owner of which is Michael D. Farkas, $2,000 per month (on a month-to-month basis) for operating and administrative services. At June 30, 2001, $6,000 of these reimbursable operating and administrative expenses are included in accounts payable and accrued expenses.

     In August 2000, the Company engaged OSRS Communications a subsidiary of WealthHound.com, Inc., a related party, beneficial owner which is Michael Farkas to provide web hosting services for $45 per month.