Form 10QSB
period 2001-09-30
HIPSTYLE COM INC
filed 2001-11-16
CIK 1117258

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001.

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

The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of November 15, 2001 was 4,600,000.

                               HIPSTYLE.COM, INC.

                                   FORM 10QSB

                         PERIOD ENDED SEPTEMBER 30, 2001

                         Index to Financial Statements
                               Hipstyle.com, Inc.

Accountant's Report                                 1

Balance sheets                                      2

Statements of operations                            3

Statements of changes in stockholders' equity       4

Statements of cash flows                            5 - 6

Notes to financial statements                       7 - 16

Item 2.  Management's Discussion and
Analysis of Financial Condition and
Results of Operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4. Submission of Matters to a
        Vote of Security Holders.

Item 5.  Other Information

Item 6. Exhibits and Reports of Form 8-K. None

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended June 30, 2001. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending June 30, 2001. The financial statements are presented on the accrual basis.

                       HIPSTYLE.COM, INC. AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2001 AND JUNE 30, 2001 AND FOR THE THREE MONTH PERIOS ENDED
 SEPTEMBEPER 30, 2001 AND 2000, AND FOR THE PERIOD FROM JUNE 22, 1999 (DATE OF
                     INCEPTION) THROUGH SEPTEMBER 30, 2001

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS                                                                   Page
INDEPENDENT AUDITORS' REPORT                                                          1

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2001 AND JUNE 30, 2001 AND FOR THE
THREE MONTH PERIODS SEPTEMBER 30, 2001 AND 2000, AND FOR THE PERIOD JUNE 22,
1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001

Balance sheets                                                                        2

Statements of operations                                                              3

Statements of changes in stockholders' equity                                         4

Statements of cash flows                                                            5 - 6

Notes to financial statements                                                       7 - 16

                          INDEPENDENT AUDITORS REPORT

To the Stockholders and
Board of Directors

Hipstyle.com, Inc. and subsidiary
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheets of Hipstyle.com, Inc. (a development stage company) as of June 30, 2001 and the related statement of operations, change in stockholders' equity and cash flow for the year ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Hipstyle.com, Inc. as of June 30, 2000 were audited by other auditors whose report dated September 5, 2000, expressed an unqualified opinion on those statements.

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

Salibello & Broder LLP
New York, NY

August 23, 2001

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

                                                                              (UNAUDITED)
ASSETS                                                                     SEPTEMBER 30, 2001    JUNE 30, 2001
                                                                         --------------------    --------------
CURRENT ASSETS:
Cash                                                                               $ 14                  $ 275
                                                                         ---------------         --------------
                 Total current assets                                                14                    275

TOTAL ASSETS                                                                       $ 14                  $ 275
                                                                         ===============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable & accrued expenses                                            $ 40,302               $ 21,474
Loans and advances payable - related party                                          500                    500
Notes payable - related party                                                     7,000                  6,000
                                                                         ---------------         --------------
                 Total current liabilities                                       47,802                 27,974

STOCKHOLDERS' EQUITY:

Common stock, par value $.0001 per share; 100,000,000 shares authorized
  4,600,000 and 4,050,000 shares issued and

  outstanding at September 30, 2001 and June 30, 2001, respectively                 460                    460
Additional paid-in capital                                                      119,740                119,740
Deficit accumulated during the development stage                               (167,988)              (147,899)
                                                                         ---------------         --------------

                 Total Stockholders' equity                                     (47,788)               (27,699)
                                                                         ---------------         --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               $ 14                  $ 275
                                                                         ===============         ==============

   The accompanying notes are an integral part of these financial statements.

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

                                                                                                  (UNAUDITED)
                                                            (UNAUDITED)                         FOR THE PERIOD
                                                          THREE MONTHS ENDED                    JUNE 22, 1999
                                                            SEPTEMBER 30,                    (DATE OF INCEPTION) TO
                                                    2001                     2000              SEPTEMBER 30, 2001
                                                    ----                     ----              ------------------
DEVELOPMENT STAGE REVENUES                      $            0         $             0            $          0
                                                --------------         ---------------            ------------

DEVELOPMENT STAGE EXPENSES:

       Amortization                                         0                    1,357                   1,807
       Accounting                                       8,020                    4,000                  33,523
       Bank charges                                        82                       90                     377
       Consulting fees                                      0                        0                  10,200
       Dues & subscription                                 75                       55                     368
       Licenses and taxes                                   0                        0                   1,673
       Office expenses                                  6,000                    6,000                  30,000
       On-line services                                   135                       90                     630
       Legal fees                                       4,395                      737                  29,551
       Postage                                              0                       81                     267
       Printing                                             0                        0                     315
       Website development fees                             0                   25,328                  52,485
       Shareholder related services                     1,217                        0                   3,538
       Travel                                               0                      281                   2,988
                                                --------------           --------------           -------------

TOTAL DEVELOPMENT STAGE EXPENSES                       19,924                   38,019                 167,722
                                                --------------           --------------           -------------

       LOSS FROM OPERATIONS                           (19,924)                 (38,019)               (167,722)

INTEREST EXPENSE                                         (165)                       0                    (266)
                                                --------------           --------------           -------------

NET LOSS                                            $ (20,089)               $ (38,019)              $(167,988)
                                                ==============           ==============           =============

LOSS PER COMMON SHARE
       Basic & diluted                                $ (0.00)                 $ (0.01)
                                                ==============           ==============

Weighted-average common shares outstanding          4,600,000                4,460,489
                                                ==============           ==============

   The accompanying notes are an integral part of these financial statements.

HIPSTYLE.COM, INC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                DEFICIT
                                                                                                                ACCUMULATED
                                                                                                 ADDITIONAL     DURING THE
                                                                       COMMON STOCK              PAID-IN-       DEVELOPMENT
                                                                   SHARES        AMOUNT          CAPITAL        STAGE        TOTAL
                                                                   ------        ------          -------        -----        -----
Balance, June 22, 1999 (date of inception)                                 0     $   0        $       0    $       0    $       0

Restricted common stock issued to related parties
 for consulting fees                                               4,000,000       400             (200)           0          200

Deficit accumulated during the development stage for the
  period June 22, 1999 (date of inception) through June 30, 1999           0         0                0         (200)        (200)
                                                                   ---------     -----        ---------    ---------    ---------

Balance, June 30, 1999                                             4,000,000       400             (200)        (200)           0

Restricted common stock issued to related party for
 consulting services                                                  50,000         5            9,995            0       10,000

Deficit accumulated during development stage
 for the year ended June 30, 2000                                          0         0                0      (56,397)     (56,397)
                                                                   ---------     -----        ---------    ---------    ---------

Balance, June 30, 2000                                             4,050,000       405            9,795      (56,597)     (46,397)

Common stock issued to third parties in private offering             550,000        55          109,945            0      110,000

Deficit accumulated during the development stage
 for the year ended June 30, 2001                                          0         0                0      (91,302)     (91,302)
                                                                   ---------     -----        ---------    ---------    ---------

Balance, June 30, 2001                                             4,600,000     $ 460        $ 119,740    $(147,899)   $ (27,699)

Deficit accumulated during the development stage
for the three months ended September 30, 2001                              0         0                0      (20,089)     (20,089)
                                                                   ---------     -----        ---------    ---------    ---------

Balance, September 30, 2001                                        4,600,000       460          119,740     (167,988)     (47,788)
                                                                   =========     =====        =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

                                                                       (UNAUDITED)                              (UNAUDITED)
                                                                    THREE MONTHS ENDED                        FOR THE PERIOD
                                                                       SEPTEMBER 30,                          JUNE 22, 1999
                                                                       -------------                      (DATE OF INCEPTION) TO
                                                                2001                   2000                  SEPTEMBER 30, 2001
                                                          -----------------       ----------------      --------------------------
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                           (20,089)               (38,019)             (167,988)

Adjustments to reconcile net loss to net cash used by operations:

 Amortization/ Depreciation                                              0                  1,357                 1,807
 Write off of website                                                    0                 25,328                25,328
 Stock based expense                                                     0                      0                10,200
 Changes in assets and liabilities:
  Increase (Decrease) in accounts payable

  and accrued expenses                                              18,828                (63,230)               40,302
  Increase (Decrease) in loans and advances -
  related party                                                          0                      0                   500
                                                          -----------------       ----------------      ----------------

              Net cash used by operating activities                 (1,261)               (74,564)              (89,851)

CASH FLOWS FROM INVESTING ACTIVITES:
 Purchase of website                                                     0                      0               (27,135)
                                                          -----------------       ----------------      ----------------

              Net cash used by investing activities                      0                      0               (27,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of common stock                              0                110,000               110,000
 Notes payable -  related party                                      1,000                      0                 7,000
                                                          -----------------       ----------------      ----------------

              Net cash provided by financing activities              1,000                110,000               117,000

INCREASE (DECREASE) IN CASH                                         $ (261)              $ 35,436                  $ 14
                                                          =================       ================      ================

CASH, BEGINNING OF PERIOD                                            $ 275                   $ 55                  $  0
                                                          =================       ================      ================

CASH, END OF PERIOD                                                   $ 14               $ 35,491                  $ 14
                                                          =================       ================      ================

   The accompanying notes are an integral part of these financial statements.

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended September 30, 2001 and 2000, and for the cumulative periods June 22, 1999 (date of inception) through September 30, 2001, the Company did not pay any interest.

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

     On May 24, 2000, the Company formed Hipstyle.com, Inc. ("Hipstyle Delaware") under the laws of the state of Delaware. Hipstyle Delaware did not have any significant activity as of September 30, 2001.

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

     SEGMENTS

     The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for companies to report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Since the Company did not have any revenues and or segments during the three months ended September 30, 2001 and year ended June 30, 2001 the provisions of SFAS No. 131 does not have a material effect on these financial statements.

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from June 22, 1999 (date of inception) to September 30, 2001, were $167,988. The Company's cash flow requirements have been met by contributions of capital and accounts payable.

     The possibility exists that these sources of financing will not continue to be available. If the company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The Company intends to meet its long-term liquidity needs through available cash as well as through additional financing from outside sources. Management believes that the existing working capital in combination with additional paid-in capital will be sufficient to fund operations at least through October 1, 2001 (see note 8).

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

5.   INTANGIBLE ASSET - WEBSITE

     The website and related amortization consisted of the following as of September 30, 2001 and June 30, 2001:

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                                                           September 30, 2001          June 30, 2001
                                                           ------------------          -------------
         Website                                             $      27,135            $      27,135

         Less:  accumulated amortization                            (1,807)                  (1,807)
                                                             -------------            -------------
                                                                    25,328                   25,328
                                                             -------------            -------------
                          Impairment                               (25,328)                 (25,328)
                                                             -------------            -------------
         Website                                             $           -            $           -
                                                             =============            =============

     Amortization expense for the three months ended September 30, 2001 and year ended June 30, 2000 was $0 and $1,357, respectively. As of September 30, 2000 Management decided to capitalize the Website based on the Company's belief that there will be a future benefit derived from the Website. Also, the Company felt that there will be an adequate future inflow of cash resulting from common stock being issued to third parties in a private offering and future revenue derived from operations of the Website. On September 30, 2000 the Company decided to impair the Website due to the uncertainty of undiscounted future cash flows and the realization that there will not be any future benefit resulting from the development of the Website.

6.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. As of September 30, 2001 and June 30, 2001, the Company had net operating loss carryforwards ("NOL's") of $167,988 and $147,899, respectively, which will be available to reduce future taxable income and expense in the year ending December 31 and June 30, 2020 respectively.

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                                                 September 30, 2001     June 30, 2001
                                                                 ------------------     -------------
                Deferred tax assets                            $          66,355        $     58,420
                Valuation allowance                                      (66,355)            (58,420)
                                                               -----------------        ------------
                Deferred tax asset, net                        $               -        $          -
                                                               =================        ============

     At September 30, 2001 and June 30, 2001, a valuation allowance has been provided and realization of the deferred tax benefit is not likely.

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     The effective tax rate varies from the U.S. Federal statutory tax rate for both September 30, 2001 and June 30, 2001 respectively, principally due to the following:

                 U.S. statutory tax rate                34%
                 State and local taxes                  5.5
                 Valuation                            (39.5)
                                                      -----
                 Effective rate                         - %
                                                      =====

7.   ACCOUNTS PAYABLE & ACCRUED EXPENSES

     Accounts payable and accrued expenses at September 30, 2001 & June 30, 2001 respectively consisted of the following:

                                                          September 30, 2001       June 30, 2001
                                                          ------------------       -------------
                  Accounts payable                        $         32,125         $      16,798
                  Accrued interest                                     266                   101
                  Accrued expenses                                   7,911                 4,575
                                                          ----------------         -------------
                                                          $         40,302         $      21,474
                                                          ================         =============

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

     On January 15, 2000, the Board of Directors authorized a 2,000 to 1 forward split of the Company's common stock, par value $0.0001. Subsequent to the split there were 4,000,000 issued and outstanding. This transaction has been given retroactive effect as if it occurred on June 22, 1999 (date of inception).

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

     In June 2000, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated under the Securities Act of 1933 as amended. Common shares were offered to non-accredited and unaffiliated investors for cash consideration of $0.20 per share. For the year ended September 30, 2000, 550,000 unrestricted common shares were issued to 22 non-accredited and unaffiliated investors for cash consideration totaling $110,000.

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

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

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

     In August 2000, the Company engaged OSRS Communications a subsidiary of WealthHound.com, Inc., a related party, beneficial owner which is Michael Farkas to provide web hosting services for $45 per month on a month-to-month basis.

10.  SUBSEQUENT EVENT

     Between October 2001 and November 2001,the Company issued two promissory notes to Atlas Equity, Inc., a related party in which Michael D. Farkas is a beneficial owner, aggregating $1,300 at a rate of 10% per annum. The promissory notes principal amount and accrued interest are due and payable on dates ranging from October 2002 and November 2002.

Item 2.  Management's Discussion and Analysis

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

PERIOD FROM JUNE 22, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Operating expenses since inception have amounted to $167,988, primarily consisting of accounting ($33,523), consulting ($10,200), office ($30,000), legal ($29,551), and web site development fees ($52,485). Accounting, consulting, and legal expenses are in connection with its Form 10 quarterly and annual filings. Included in office expenses are administrative services performed by a related party. Website expense incurred in connection with management's decision to impair their capitalized asset because undiscounted future cash flow is uncertain and the future benefit of the website is undeterminable.

FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Development stage expenses during the years ended June 30, 2001 were $91,302 as compared to $51,397 for the period ended June 30, 2000.

Expenses for the year ended June 30, 2001 were primarily consisting of accounting ($12,503), legal ($20,675), office expenses ($24,000) and website development fees ($25,328). The accounting, consulting and legal expenses were in connection with its Form 10 filing and in its pursuit of the Company's objectives, as well as professional fees incurred in connection with the Company's annual and quarterly regulatory filings. Office expenses are administrative services performed by a related party. Website expenses resulted from management's decision to impair their capitalized asset because undiscounted future cash flow is uncertain and the future benefit of the website is undeterminable.

Expenses for the year ended June 30, 2000 were $56,397 primarily consisting of accounting ($13,000), consulting ($10,000), legal ($4,481), and web site development fees ($27,158). The accounting, consulting, and legal expenses are in connection with its quarterly and annual Form 10 filings.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Development stage expenses for the three months ended September 30, 2001 was $20,089 as compared to expenses of $38,019 for the three months ended September 30, 2000.

Expenses for the three months ended September 30, 2001 were primarily accounting ($8,020), legal ($4,395) and office expenses ($6,000). These fees are related to the Company's quarterly and annual filings along with administrative services performed on behalf of the Company.

Expenses for the three months ended September 30, 2000 were primarily accounting ($4,000), legal ($737) and office expenses ($6,000). These fees are related to the Company's quarterly filings along with administrative services performed on behalf of the Company. The Company also decided to impair its capitalized Website ($25,328).

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

For the three months ended September 30, 2000, we incurred a net loss of $20,089. Our accumulated deficit since inception is $167,988. Such accumulated losses have resulted primarily from costs incurred in the development of our website and various professional fees.

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

                    HIPSTYLE.COM, INC.

                              /s/ Rebecca Farkas
                     ----------------------------------
                                  Rebecca Farkas
                                  President, Treasurer and
                                  Secretary

Date: November 16, 2001

                               /s/ Michelle Brock
                     ----------------------------------
                                   Michelle Brock
                                   Vice President

Date: November 16, 2001