Form 10QSB
period 2001-12-31
HIPSTYLE COM INC
filed 2002-02-12
CIK 1117258

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001.

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes   X     No

The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of February 11, 2001 was 4,600,000.

                               HIPSTYLE.COM, INC.

                                   FORM 10QSB

                         PERIOD ENDED DECEMBER 31, 2001

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

Item 3.  Defaults Upon Senior Securities.

Item 4. Submission of Matters to a
        Vote of Security Holders.

Item 5.  Other Information

Item 6. Exhibits and Reports of Form 8-K. None

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended June 30, 2001. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended December 31, 2001 are not necessarily indicative of results that may be expected for the year ending June 30, 2001. The financial statements are presented on the accrual basis.

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2001 AND JUNE 30, 2001 AND FOR THE SIX MONTH PERIOS ENDED DECEMBER 31, 2001 AND 2000, AND FOR THE PERIOD FROM JUNE 22, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2001

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS                                                                                           Page
----------------------------------------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT                                                                                  1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001 AND JUNE 30, 2001 AND FOR THE SIX
MONTH PERIODS DECEMBER 31, 2001 AND 2000, AND FOR THE PERIOD JUNE 22, 1999 (DATE
OF INCEPTION) THROUGH DECEMBER 31, 2001

Balance sheets                                                                                                2

Statements of operations                                                                                      3

Statements of changes in stockholders' equity                                                                 4

Statements of cash flows                                                                                  5 - 6

Notes to financial statements                                                                            7 - 15

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors

Hipstyle.com, Inc. and subsidiary
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheet of Hipstyle.com, Inc. (a development stage company) as of June 30, 2001 and the related statement of operation, change in stockholders' equity and cash flow for the year ended June 30, 2001. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit. The financial statement of Hipstyle.com, Inc. as of June 30, 2000 were audited by other auditors whose report dated September 5, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Hipstyle.com, Inc. as of June 30, 2001 and the result of its operation and its cash flow for the year ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statement has been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Salibello & Broder LLP
New York, NY
August 23, 2001

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

                                                                              (UNAUDITED)
ASSETS                                                                     DECEMBER 31, 2001    JUNE 30, 2001
                                                                       ---------------------  --------------------
CURRENT ASSETS:
Cash                                                                           $     119        $     275
                                                                               ---------        ---------

                 Total current assets                                                119              275
                                                                               ---------        ---------

TOTAL ASSETS                                                                   $     119        $     275
                                                                               =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable & accrued expenses                                            $  52,025        $  21,474
Loans and advances payable - related party                                           500              500
Notes payable - related party                                                      8,300            6,000
                                                                               ---------        ---------

                 Total current liabilities                                        60,825           27,974
                                                                               ---------        ---------

STOCKHOLDERS' EQUITY:

Common stock, par value $.0001 per share; 100,000,000 shares authorized;
  4,600,000 and 4,050,000 shares issued and

  outstanding at December 31, 2001 and June 30, 2001, respectively                   460              460
Additional paid-in capital                                                       119,740          119,740
Deficit accumulated during the development stage                                (180,906)        (147,899)
                                                                               ---------        ---------

                 Total Stockholders' equity                                      (60,706)         (27,699)
                                                                               ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           $     119        $     275
                                                                               =========        =========

              The accompanying notes are an integral part of these
                             financial statements.

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

                                                        (UNAUDITED)                (UNAUDITED)             FOR THE PERIOD
                                                    THREE MONTHS ENDED           SIX MONTHS ENDED           JUNE 22, 1999
                                                       DECEMBER 31,                 DECEMBER 31,        (DATE OF INCEPTION) TO
                                                  2001           2000           2001           2000        DECEMBER 31, 2001
                                                  ----           ----           ----           ----        -----------------
DEVELOPMENT STAGE REVENUES                     $       0       $      0       $      0        $     0        $     0
                                             -----------    -----------    -----------    -----------    -----------
DEVELOPMENT STAGE EXPENSES:

              Amortization                             0              0              0          1,357          1,807
              Accounting                           2,391          4,000         10,411          8,000         35,914
              Bank charges                            45              0            127             90            422
              Consulting fees                          0              0              0              0         10,200
              Dues & subscription                      0              0             75             55            368
              Licenses and taxes                     450            444            450            444          2,123
              Office expenses                      6,000          6,315         12,000         12,315         36,000
              On-line services                       135            135            270            225            765
              Legal fees                           3,340          5,235          7,735          5,973         32,891
              Postage                                  0             98              0            179            267
              Printing                                 0              0              0              0            315
              Website development fees                 0         25,328              0         25,328         52,485
              Shareholder related services           313          1,462          1,530          1,462          3,851
              Travel                                  50          1,401             50          1,681          3,038
                                             -----------    -----------    -----------    -----------    -----------

TOTAL DEVELOPMENT STAGE EXPENSES                  12,724         44,418         32,648         57,109        180,446
                                             -----------    -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                             (12,724)       (44,418)       (32,648)       (57,109)      (180,446)

INTEREST EXPENSE                                    (194)             0           (359)             0           (460)
                                             -----------    -----------    -----------    -----------    -----------
NET LOSS                                     $   (12,918)   $   (44,418)   $   (33,007)   $   (57,109)   $  (180,906)
                                             ===========    ===========    ===========    ===========    ===========

LOSS PER COMMON SHARE
              Basic & diluted                $     (0.01)   $     (0.01)   $     (0.01)   $     (0.02)
                                             ===========    ===========    ===========    ===========

Weighted-average common shares outstanding     4,600,000      4,530,245      4,600,000      4,530,245
                                             ===========    ===========    ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -3-

HIPSTYLE.COM, INC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                                                                                                           DEFICIT
                                                                                                           ACCUMULATED
                                                                                              ADDITIONAL   DURING THE
                                                                                              PAID-IN-     DEVELOPMENT
                                                                    SHARES        AMOUNT      CAPITAL      STAGE         TOTAL
                                                                    ------        ------      -------      -----         -----
Balance, June 22, 1999 (date of inception)                                 0   $       0   $       0    $       0    $       0

Restricted common stock issued to related parties
 for consulting fees                                               4,000,000         400        (200)           0          200

Deficit accumulated during the development stage for the
  period June 22, 1999 (date of inception) through June 30, 1999           0           0           0         (200)        (200)
                                                                   ---------   ---------   ---------    ---------    ---------

Balance, June 30, 1999                                             4,000,000         400        (200)        (200)           0

Restricted common stock issued to related party for
 consulting services                                                  50,000           5       9,995            0       10,000

Deficit accumulated during development stage
 for the year ended June 30, 2000                                          0           0           0      (56,397)     (56,397)
                                                                   ---------   ---------   ---------    ---------    ---------

Balance, June 30, 2000                                             4,050,000         405       9,795      (56,597)     (46,397)

Common stock issued to third parties in private offering             550,000          55     109,945            0      110,000

Deficit accumulated during the development stage
 for the year ended June 30, 2001                                          0           0           0      (91,302)     (91,302)
                                                                   ---------   ---------   ---------    ---------    ---------

Balance, June 30, 2001                                             4,600,000         460     119,740     (147,899)     (27,699)

Deficit accumulated during the development stage
for the six months ended December 31, 2001                                 0           0           0      (33,007)     (33,007)
                                                                   ---------   ---------   ---------    ---------    ---------
Balance, December 31, 2001                                         4,600,000   $     460   $ 119,740    $(180,906)   $ (60,706)
                                                                   =========   =========   =========    =========    =========

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -4-

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

                                                                                (UNAUDITED)                   (UNAUDITED)
                                                                             SIX MONTHS ENDED              FOR THE PERIOD
                                                                                DECEMBER 31,                JUNE 22, 1999
                                                                                                         (DATE OF INCEPTION) TO
                                                                          2001               2000          DECEMBER 31, 2001
                                                                          ----               ----          -----------------
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                                $ (33,007)       $ (57,109)       $(180,906)

Adjustments to reconcile net loss to net cash used by operations:

 Amortization/ Depreciation                                                     0            1,357            1,807
 Write off of website                                                           0           25,328           25,328
 Stock based expense                                                            0                0           10,200
 Changes in assets and liabilities:
  Increase (Decrease) in accounts payable

  and accrued expenses                                                     30,551          (63,230)          52,025
  Increase (Decrease) in loans and advances -
  related party                                                                 0                0              500
                                                                        ---------        ---------        ---------

              Net cash used by operating activities                        (2,456)         (93,654)         (91,046)

CASH FLOWS FROM INVESTING ACTIVITES:
 Purchase of website                                                            0                0          (27,135)
                                                                         ---------        ---------        ---------

              Net cash used by investing activities                             0                0          (27,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of common stock                                     0          110,000          110,000
 Notes payable -  related party                                             2,300                0            8,300
                                                                         ---------        ---------        ---------

              Net cash provided by financing activities                     2,300          110,000          118,300
                                                                         ---------        ---------        ---------

INCREASE (DECREASE) IN CASH                                             $    (156)       $  16,346        $     119
                                                                         =========        =========        =========

CASH, BEGINNING OF PERIOD                                               $     275        $      55        $       0
                                                                         =========        =========        =========

CASH, END OF PERIOD                                                     $     119        $  16,401        $     119
                                                                         =========        =========        =========

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -5-

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     During the six months ended December 31, 2001 and 2000, and for the cumulative periods June 22, 1999 (date of inception) through December 31, 2001, the Company did not pay any interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVIITES

     The Company entered into the following non-cash transactions:

     On June 22, 1999, (date of inception), the Company issued 4,000,000 post-split (see note 8) restricted shares of common stock in consideration for consulting services provided by Intelilabs.com, Inc., formerly known as Quentin Road Productions, Inc., the founder of the Company (see note 1). This transaction was valued at $200.

     On May 30, 2000, the Company issued 50,000 restricted shares of the Company's common stock in exchange for consulting services to the Vice President of the Company. This transaction was valued at $10,000 (see note 8).

     On September 30, 2000, the Company decided to write off the capitalized portion of the website (See note 5). The assets' net value at the time of impairment was $25,328
                    The accompanying notes are an integral part of these financial statements.

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

     On May 24, 2000, the Company formed Hipstyle.com, Inc. ( Hipstyle Delaware") under the laws of the state of Delaware. Hipstyle Delaware did not have any significant activity as of December 31, 2001.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT DECISION NOT TO CONSOLIDATE

Statement of Financial Accounting Standards ("SFAS") No.
94, "Consolidation of All Majority Owned Subsidiaries," encourages the use of consolidated financial statements between a parent company and its subsidiaries unless:

Control is likely to be temporary,
Control does not rest with the majority
owner(s), or
Minority stockholders have certain approval or veto rights that allow them to exercise significant control over major management decisions in the ordinary course of business.

HIPSTYLE.COM, INC -7-
(A DEVELOPMENT STAGE COMPANY)

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

The Company reviews assets for impairment whenever event or changes in circumstances indicate the carrying value of the asset may not be recoverable. A determination of impairment, if any, is made based on estimates of undiscounted future cash flows. On October 30, 2000, the Company decided that their Website was impaired because undiscounted future cash flows are uncertain at this time. The assets net value was $25,328 at the time of impairment (see note 5).

INCOME TAXES

The Company utilizes Statement of Financial Standards ("
SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying financial statements have no provisions for deferred tax assets or liabilities because the deferred tax allowance offsets deferred tax assets in their entirety.

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

NET LOSS PER SHARE

The Company has adopted SFAS No. 128 "Earnings Per Share". Basic loss pe share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred losses for all periods, and since there are no convertible instruments, basic loss per share and diluted loss per share are the same.

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

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued
SFAS No.141, "Business Combinations" which supersedes APB Opinion No.16 "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method - the purchase method. The requirements of FASB 141 do not have a material effect on our consolidated financial statements and related disclosures.

In June 2001, the Financial Accounting Standards Board issued
SFAS No. 142 "Goodwill and Other Intangible Assets" which supersedes APB Opinion No.17, "Intangible Assets". The Statement addresses how intangible assets are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The requirements of FASB 142 do not have a material effect on our consolidated financial statements and related disclosures.

In June 2001, the Financial Accounting Standards Board issued
SFAS No. 143 "Accounting for Asset Retirement Obligations" which amends FASB Statement No.19 "Financial Accounting and Reporting by Oil and Gas Producing Companies". The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The requirements of FASB 143 do not have a material effect on our consolidated financial statements and related disclosures.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of", APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement also amends ARB No. 51 "Consolidated Financial Statements". The Statement addresses the accounting for a segment of a business accounted for as a discontinued operation. Also, it established a single accounting model for long-lived assets to be disposed of by sale. The requirements of FASB 143 do not have a material effect on our consolidated financial statements and related disclosures.

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

4. DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

The Company's initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from June 22, 1999 (date of inception) to December 31, 2001, were $180,906. The Company's cash flow requirements have been met by contributions of capital accounts payable and loans from related parties.

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

5. INTANGIBLE ASSET - WEBSITE

The website and related amortization consisted of the following as of December 31, 2001 and June 30, 2001:

                                                               December 31, 2001              June 30, 2001
                  Website                                       $      27,135             $     27,135
                  Less:  accumulated amortization                      (1,807)                  (1,807)

                                                                       25,328                   25,328

                          Impairment                                  (25,328)                 (25,328)

                  Website                                       $        -                $       -

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Amortization expense for the six months ended December 31, 2001 and year ended June 30, 2000 was $0 and $1,357, respectively.

6. INCOME TAXES

No provisions for income taxes have been made because th Company has sustained cumulative losses since the commencement of operations. As of December 31, 2001 and June 30, 2001, the Company had net operating loss carryforwards ("NOL's") of $180,906 and $147,899, respectively, which will be available to reduce future taxable income and expense up to the year ending December 31, 2021and June 30, 2020, respectively.

In accordance with SFAS No. 109 the Company has computed the components o deferred income taxes as follows.

                            December 31, 2001            June 30, 2001

Deferred tax assets           $ 71,458                    $ 58,420
Valuation allowance            (71,458)                    (58,420)

Deferred tax asset, net       $   -                       $   -

At December 31, 2001 and June 30, 2001, a valuation allowance has been provided and realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate for both December 31, 2001 and June 30, 2001 respectively, principally due to the following:

          U.S. statutory tax rate            34%
          State and local taxes              5.5
          Valuation                        (39.5)

          Effective rate                     - %

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

7. ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2001 & June 30, 2001, respectively consisted of the following:

                            December 31, 2001                June 30, 2001

Accounts payable                 $ 47,165                    $ 16,798
Accrued interest                      460                         101
Accrued expenses                    4,400                       4,575

                                 $ 52,025                    $ 21,474

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

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

In June 2000, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated under the Securities Act of 1933 as amended. Common shares were offered to non-accredited and unaffiliated investors for cash consideration of $0.20 per share. For the year ended December 31, 2000, 550,000 unrestricted common shares were issued to 22 non-accredited and unaffiliated investors for cash consideration totaling $110,000. g

The proceeds from the sale of these securities were received in July and August 2000 and have been recorded in the statement of changes in stockholders' equity (deficit). g g

9. RELATED PARTY TRANSACTIONS

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

In August 2000, the Company engaged OSRS Communications subsidiary of WealthHound.com, Inc., a related party, beneficial owner which is Michael Farkas to provide web hosting services for $45 per month on a month-to-month basis.

Between April 2001 and November 2001, the Company issued six promissory notes to Atlas Equity Group, Inc., a related party in which Michael
D. Farkas is a beneficial owner, aggregating $8,300 at a rate of 10% per annum. The promissory notes principal amount and accrued interest are due and payable on dates ranging from April 2002 and November 2002.

HIPSTYLE.COM, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------

10.  SUBSEQUENT EVENT

     On January 25, 2002, the Company entered into a letter of intent with CCS International, Ltd., a Delaware corporation ("CCS"), pursuant to which the Company has agreed to acquire all of the outstanding shares of capital stock of CCS in a tax free transaction, subject to the completion of due diligence, the negotiation and execution of a definitive acquisition agreements, the closing of a private placement of the Company's securities raising net proceeds of not less than $1 million and the satisfaction of certain other customary conditions.

     In the event that the proposed transaction with CCS closes, CCS will become a wholly owned subsidiary of the Company and the current stockholders of CCS will own not less than 70% of the Company's shares of common stock outstanding as well as shares of convertible preferred stock that will be convertible into shares of the Company's common stock upon the satisfaction by CCS of certain performance targets. The letter of intent also contemplates that the Company will change its name to a name reasonably acceptable to CCS, authorize 10,000,000 shares of "blank check" preferred stock and adopt a Stock Option Plan. Following the closing of the proposed transaction with CCS, the nominees of Ben Jamil, the principal stockholder, Chief Executive Officer and founder of CCS, will become all of the members of the Company's Board of Directors, and Mr. Jamil will become the Chief Executive Officer of the Company. In addition, the Company will enter into an employment agreement with Mr. Jamil, pursuant to which Mr. Jamil will be
     (i) paid an annual base salary of not less than $250,000 and (ii) granted options excusable for 1,000,000 shares of Company common stock at an exercise price of $.50 per share. Additional terms of the proposed transactions will be finalized and memorialized in the definitive acquisition documents. Following the execution of the definitive acquisition documents, the Company will timely file with the Securities and Exchange Commission a Current Report on Form 8-K disclosing the principal terms of such documents and included as exhibits thereto will be a copy of the relevant agreements.

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

PERIOD FROM JUNE 22, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Operating expenses since inception have amounted to $180,906, primarily consisting of accounting ($35,914), consulting ($10,200), office ($36,000), legal ($32,891), and web site development fees ($52,485). Accounting, consulting, and legal expenses are in connection with its quarterly and annual filings. Office expenses consist of administrative services performed by a related party. Website development fees were charged to expense based on management's decision that their website was impaired because undiscounted future cash flow is uncertain and the future benefit is undeterminable.

FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Development stage expenses during the six months ended December 31, 2001 were $33,007 as compared to $51,109 for the six months ended December 31, 2000.

Expenses for the six months ended December 31, 2001 were primarily consisting of accounting ($10,411), legal ($7,735), office expenses ($12,000) and shareholder related services ($1,530). The accounting and legal fees were in connection with the Company's annual and quarterly regulatory filings. Office expenses consists of administrative services performed by a related party.

------------------------------------------------------

Expenses for the six months ended December 31, 2000 were $57,109 primarily consisting of accounting ($8,000), office expense ($12,315), legal ($5,973), and website development fees ($25,328). The accounting and legal expenses are in connection with its quarterly and annual Form 10 filings. Office expenses consist of administrative services performed by a related party.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Development stage expenses for the three months ended December 31, 2001 was $12,724 as compared to expenses of $44,418 for the three months ended December 31, 2000.

Expenses for the three months ended December 31, 2001 were primarily accounting ($2,391), legal ($3,340) and office expenses ($6,000). These fees are related to the Company's quarterly and annual filings along with administrative services performed on behalf of the Company.

Expenses for the three months ended December 31, 2000 were primarily accounting ($4,000), legal ($5,235) and office expenses ($6,315). These fees are related to the Company's quarterly filings along with administrative services performed on behalf of the Company. The Company also recorded an expense of $25,328 related to the impairment of its Website.

Liquidity and Capital Resources

Despite capital contributions and both related party loans, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company's growth.

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related parties. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting fees.

For the six months ended December 31, 2001, we incurred a net loss of $33,007. Our accumulated losses since inception is $180,906. Such accumulated losses have resulted primarily from costs incurred in the development of our website and various professional fees.

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

Item 1.  LEGAL PROCEEDINGS
         Not applicable

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         Not applicable

Item 5.  OTHER INFORMATION

RECENT DEVELOPMENTS

On January 25, 2002, the Company entered into a letter of intent with CCS International, Ltd., a Delaware corporation ("CCS"), pursuant to which the Company has agreed to acquire all of the outstanding shares of capital stock of CCS in a tax free transaction, subject to the completion of due diligence, the negotiation and execution of a definitive acquisition agreements, the closing of a private placement of the Company's securities raising net proceeds of not less than $1 million and the satisfaction of certain other customary conditions.

In the event that the proposed transaction with CCS closes, CCS will become a wholly owned subsidiary of the Company and the current stockholders of CCS will own not less than 70% of the Company's shares of common stock outstanding as well as shares of convertible preferred stock that will be convertible into shares of the Company's common stock upon the satisfaction by CCS of certain performance targets. The letter of intent also contemplates that the Company will change its name to a name reasonably acceptable to CCS, authorize 10,000,000 shares of "blank check" preferred stock and adopt a Stock Option Plan. Following the closing of the proposed transaction with CCS, the nominees of Ben Jamil, the principal stockholder, Chief Executive Officer and founder of CCS, will become all of the members of the Company's Board of Directors, and Mr. Jamil will become the Chief Executive Officer of the Company. In addition, the Company will enter into an employment agreement with Mr. Jamil, pursuant to which Mr. Jamil will be
(i) paid an annual base salary of not less than $250,000 and (ii) granted options excusable for 1,000,000 shares of Company common stock at an exercise price of $.50 per share. Additional terms of the proposed transactions will be finalized and memorialized in the definitive acquisition documents. Following the execution of the definitive acquisition documents, the Company will timely file with the Securities and Exchange Commission a Current Report on Form 8-K disclosing the principal terms of such documents and included as exhibits thereto will be a copy of the relevant agreements.

If the transaction with CCS is not consummated, the Company's
Board of Directors may pursue the acquisition of an alternative operating business. CCS manufactures and/or distributes specialized equipment and solutions for security, privacy, home and personal protection, confidential business communications, interpretation of the truth, cellular phone privacy, drug, bomb and contraband protection, cellular intercept/monitoring systems for governments. law enforcement entities, corporations and consumers through it's network of worldwide distributors, its U.S. CounterSpy Shop retail stores and its four international offices.

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

                    HIPSTYLE.COM, INC.

                              /s/ Rebecca Farkas
                     ----------------------------------
                                  Rebecca Farkas
                                  President, Treasurer and
                                  Secretary

Date: February 12, 2002

                               /s/ Michelle Brock
                     ----------------------------------
                                   Michelle Brock
                                   Vice President

Date: February 12, 2002