Form 10QSB
period 2002-03-31
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2002-05-20
CIK 1117258

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission file number 000-31779

                    SECURITY INTELLIGENCE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


             Florida                                        65-0928369
-----------------------                                    ------------
(State  or  other  jurisdiction  of                       (IRS  Employer
incorporation  or  organization)                        Identification No.)


                145 Huguenot Street, New Rochelle, New York 10801
                    (Address of principal executive offices)

                                 (914)  654-8700
                           (Issuer's telephone number)

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

The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of May 20, 2002 was 16,575,000.

SECURITY INTELLIGENCE TECHNOLOGIES, Inc. f/k/a HIPSTYLE.COM, INC. AND SUBSIDIARY

                                   FORM 10QSB

                           PERIOD ENDED March 31,2002

                                     Index


Balance  sheets  as  of  March  31,  2002 and June 30, 2001             3

Statements  of  operations  for  the  three  and
  nine  months  ended  March  31,  2002  and  2001                      4

Statement  of  stockholders' equity (deficit)                           5

Statements  of  cash  flows  operations  for  the
   nine  months  ended  March  31,  2002  and  2001                     6

Notes  to  financial  statements                                        7 - 9

Item  2.  Management's  Discussion  and
Analysis  of  Financial  Condition  and
Results  of  Operations.                                                10 - 11

PART  II  -  OTHER  INFORMATION                                         12 - 13

Signatures                                                              14

       SECURITY  INTELLIGENCE TECHNOLOGIES, Inc. F/K/A HIPSTLYE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                             (Unaudited)
                                                                               March 31,    June 30,
ASSETS                                                                           2002         2001
                                                                              -----------  ----------
CURRENT ASSETS:
   Cash                                                                       $        -   $     275
   Prepaid expenses                                                                  347           -
                                                                              -----------  ----------

   Total current assets                                                              347         275
                                                                              -----------  ----------

TOTAL ASSETS                                                                  $      347   $     275
                                                                              ===========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

  Accounts payable & accrued expenses                                         $   72,331   $  21,474
  Loans and advances payable - related party                                         500         500
  Notes payable - related party                                                    9,666       6,000
                                                                              -----------  ----------
Total current liabilities                                                         82,497      27,974
                                                                              -----------  ----------

STOCKHOLDERS' DEFICIT:
  Common stock, par value $.0001 per share; 100,000,000 shares authorized;
   4,600,000 shares issued and outstanding at March 31, 2002,
   and June 30, 2001                                                                 460         460
  Additional paid-in capital                                                     119,740     119,740
  Deficit accumulated during the development stage                              (202,350)   (147,899)
                                                                              -----------  ----------

Total stockholders' deficit                                                      (82,150)    (27,699)
                                                                              -----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $      347   $     275
                                                                              ===========  ==========


   The accompanying notes are an integral part of these financial statements.


                                      (3)

       SECURITY  INTELLIGENCE TECHNOLOGIES, Inc. F/K/A HIPSTLYE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                For the Period
                                                                                                June 22, 1999
                                        Three Months Ended            Nine Months Ended        (Inception) to
                                              March 31,                    March 31,               March 31,
                                      ------------------------     ------------------------
                                        2002         2001             2002         2001              2002
                                      -----------  -----------     -----------  -----------     --------------

 DEVELOPMENT STAGE REVENUES           $        -   $        -       $       -    $      -       $      -
                                      -----------  -----------     -----------  -----------     --------------

DEVELOPMENT STAGE EXPENSES:
  Amortization                                 -            -               -        1,357         1,807
  Consulting Fees                              -            -               -            -        10,200
  Accounting                               3,068        2,500          13,479       10,500        38,982
  Bank charges                                52           15             179          105           474
  Dues & subscription                        970            -           1,045           55         1,338
  Licenses and taxes                           -           50             450          494         2,123
  Office expenses                          6,000        6,000          18,000       18,315        42,000
  On-line services                           135          135             450          360           945
  Legal fees                               8,216        7,603          15,406       15,038        40,562
  Postage                                      -            -               -          179           267
  Printing                                     -            -               -            -           315
  Transfer agent fees                      1,906            -           3,934            -         6,255
  Website development fees                     -            -               -       25,328        52,485
  Travel                                   1,097        1,306           1,149        2,987         4,137
                                      -----------  -----------      -----------  -----------  -----------

TOTAL DEVELOPMENT STAGE EXPENSES          21,444       17,609          54,092       74,718       201,890
                                      -----------  -----------      -----------  -----------  -----------

LOSS FROM OPERATIONS                     (21,444)     (17,609)        (54,092)     (74,718)     (201,890)

INTEREST EXPENSE                               -            -             359            -           460
                                      -----------  -----------      -----------  -----------   ----------

NET LOSS                              $  (21,444)  $  (17,609)       $(54,451)    $(74,718)    $(202,350)
                                      ===========  ===========      ===========   ==========   ==========


LOSS PER COMMON SHARE                 $  (0.0047)  $  (0.0041)       $(0.0118)    $(0.0173)
                                      ===========  ===========      ===========   ==========

Weighted-average common
 shares outstanding                    4,600,000    4,308,511        4,600,000    4,308,511
                                      ===========  ===========      ===========   ==========


   The accompanying notes are an integral part of these financial statements.

                                      (4)

        SECURITY  INTELLIGENCE TECHNOLOGIES, INC. F/K/A HIPSTLYE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                                            Deficit
                                                                                            Accumulated
                                                                                 Additional During The
                                                                                 Paid-in    Development
                                                              Shares    Amount   Capital      Stage       Total
                                                             ---------  -------  ---------  ----------  ---------
Balance at June 22, 1999 (Date of inception)                         -  $     -  $      -   $       -   $      -

Common stock issued for consulting services                  4,000,000      400      (200)          -        200

Deficit accumulated during the development stage for the
    period June 22, 1999 (inception) through June 30, 1999           -        -         -        (200)      (200)
                                                             ---------  -------  ---------  ----------  ---------

Balance at June 30, 1999                                     4,000,000      400      (200)       (200)         -

Common stock issued for consulting services                     50,000        5     9,995           -     10,000

Deficit accumulated during the development stage
 for the year ended June 30, 2000                                    -        -         -     (56,397)   (56,397)
                                                             ---------  -------  ---------  ----------  ---------

Balance at June 30, 2000                                     4,050,000      405     9,795     (56,597)   (46,397)

Common stock issued to third parties in private offering       550,000       55   109,945                110,000

Deficit accumulated during the development stage
 for the year ended June 30, 2001                                                             (91,302)   (91,302)
                                                             ---------  -------  ---------  ----------  ---------


Balance at June 30, 2001                                     4,600,000      460   119,740    (147,899)   (27,699)

Deficit accumulated during the development stage
for the nine months ended March 31, 2002                                                      (54,451)   (54,451)
                                                             ---------  -------  ---------  ----------  ---------

Balance at March 31, 2002                                    4,600,000  $   460  $119,740   $(202,350)  $(82,150)
                                                             =========  =======  =========  ==========  =========



    The accompanying notes are an integral part of these financial statements

                                       (5)

       SECURITY  INTELLIGENCE TECHNOLOGIES, Inc. F/K/A HIPSTLYE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                For the Period
                                                          Nine Months Ended     June 22, 1999
                                                             March 31,          (Inception) to
                                                      -------------------------    March 31,
                                                         2002          2001          2002
                                                      -----------   -----------  ------------
Cash Flows from Operating Activities:
  Net loss                                             $ (54,451)    $ (74,718)   $  (202,350)

  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Amortization                                              -           1,357          1,807
    Writeoff of website                                      -          25,328         25,328
    Stock based expense                                      -               -         10,200
 Changes in assets and liabilities:
     (Increase) in prepaid expenses                         (347)                        (347)
     Increase (Decrease) in accounts payable
       and accrued expenses                               50,857       (58,666)        72,331
     Increase (Decrease) in notes payable
       to and advances from related party                  3,666        (1,988)        10,166
                                                        -----------  -----------  ------------
              Net cash used in operating activities        (275)      (108,687)       (82,865)
                                                        -----------  -----------  ------------
Cash Flows from (Used In) Investing Activities
  Purchase of Website                                         -              -        (27,135)
                                                        -----------  -----------  ------------

              Net cash (used in) investing activities         -              -        (27,135)
                                                        -----------  -----------  ------------

Cash Flow from Financing Activities
     Proceeds from issuance of common stock                   -        110,000        110,000
                                                        -----------  ------------  -----------
     Net cash provided by financing activities                -        110,000        110,000
                                                        -----------  ------------  -----------
(decrease) increase in cash                                 (275)        1,313              -

Cash - beginning of period                                   275            55              -
                                                        -----------  -----------   -----------
Cash - end of period                                    $     -      $   1,368     $        -
                                                                              =======   =======   =======

SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION:

During the nine months ended March 31, 2002 and 2001, and for the cumulative period June 22, 1999 (date of inception) through March 31, 2002, the Company did not pay and interest.


SUPPLEMENTAL  SCHEDULE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES

The  Company  entered  into  the  following  non-cash  transactions:

On  June  22, 1999, (date of inception), the Company issued 4,000,000 post-split
(see note 1) restricted shares of common stock in consideration of consulting services valued at $200.

On May 30, 2000, the Company issued 50,000 restricted shares of common stock in exchange for consulting services valued at $10,000.

On September 30, 2000, the Company decided to write off the capitalized portion of its website.

The  assets  net  value  at  the  time  of  impairment  was  $25,328.


    The accompanying notes are an integral part of these financial statements.


                                      (6)

SECURITY INTELLIGENCE TECHNOLOGIES, Inc. f/k/a HIPSTYLE.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATION

     Security Intelligence Technologies, Inc. formerly known as Hipstyle.com, Inc., ("the Company") was incorporated on June 22, 1999 under the laws of the State of Florida. The Company was in the process of designing a website dedicated to bringing together designers of high fashion and beauty products with a targeted client base. The Company's goal was to provide links to established e-commerce and catalog retail sites featuring designer apparel and accessories, as well as fashion related services and content to its viewers.

     The Company was a wholly owned subsidiary of Intellilabs.com, Inc. ("Intellilabs"), formerly known as Quentin Road Productions, Inc., a publicly traded company listed on the OTC Electronic Bulletin Board (OTCBB:QRPI) from inception until March 1, 2000. It was spun-off by Intellilabs on March 1, 2000. Upon such spin-off, shareholders of Intellilabs received 1.31 shares of the Company for each share of Intellilabs owned as of March 1, 2000. As a result of the spin-off, Atlas Equity Group, Inc., a related party, the beneficial owner of which is Michael D. Farkas, became a majority shareholder in the Company owning approximately 57% of the outstanding shares. Until April 17, 2002, the principal office was located at 1221 Brickell Avenue, Suite 900, Miami, FL 33131.

     On May 24, 2000, the Company formed its wholly-owned subsidiary Hipstyle.com, Inc. ("Hipstyle Delaware") under the laws of the state of Delaware. Hipstyle Delaware did not have any significant activity as of March 31, 2002.

     On March 26, 2002, the Company changed its name to Security Intelligence Technologies, Inc.

2.     BASIS  OF  PRESENTATION

     The financial statements have been prepared by the Company and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (all of which were of a normal recurring nature) necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 2002 and for all periods presented have been made. A description of the Company's accounting policies and other financial information is included in its June 30, 2001 audited financial statements filed on Form 10-KSB. The results of operations for the quarter and nine month periods ended March 31, 2002 are not necessarily indicative of the results expected for the full year.

3.     NET  LOSS  PER  COMMON  SHARE

     Net loss per common share was determined by dividing net loss by the weighted average number of common shares outstanding.


                                       (7)

SECURITY INTELLIGENCE TECHNOLOGIES, Inc. f/k/a HIPSTYLE.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

4.     SUBSEQUENT  EVENTS

     As of February 28, 2002, Security Intelligence Technologies, Inc. (formerly known as HipStyle.Com, Inc.), a Florida corporation (the "Company"), CCS International, Ltd., a Delaware corporation ("CCS"), and CCS Acquisition Co., a Delaware corporation ("MergerSub"), entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement"), pursuant to which on April 17, 2002 (the "Effective Date"), MergerSub was merged with and into CCS (the "Merger") on a tax-free basis to stockholders, and CCS became a wholly owned subsidiary of the Company.

     On the Effective Date, the holders of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Common Stock of CCS received one share of the Company's Series A Convertible Stock, Series B Convertible Preferred Stock and Common Stock, for each outstanding share of such security of CCS held thereby. Additionally, the 1,905,000 stock options and 400,000 common stock purchase warrants issued by CCS were exchanged for an equal number of options and warrants of the Company. Specifically, the Company issued to the stockholders of CCS an aggregate of 11,900,000 shares of Common Stock, 3,500,000 shares of Series A Preferred Stock and 1,500,000 shares of Series B Preferred Stock.

     Immediately prior to the consummation of the Merger, Atlas Equity Group, Inc. beneficially owned 2,575,000 shares of Common Stock, or 55.98 % of the shares of Common Stock outstanding. Following the consummation of the Merger, Ben Jamil, the principal stockholder and founder of CCS beneficially owned 11,900,000 shares or approximately 72% of the 16,575,000 shares of Common Stock outstanding. The transaction has been effected on a tax-free basis to stockholders and will be accounted for as a reverse merger using purchase accounting whereby CCS will be treated as the continuing reporting entity that acquired the Company. CCS has a June 30 fiscal year end.

     In addition, Rebecca Farkas, the Company's President, Secretary and Treasurer and Michelle Brock, the Company's Vice President, each resigned as an officer and director of the Company as of the Effective Date. Upon consummation of the Merger, Ben Jamil, Menachem Cohen, Tom Felice, Sylvain Naar and Nomi Om each of whom are officers of CCS joined the Company's Board of Directors and (i) Mr. Jamil became the Company's President, Chief Executive Officer, and Chairman of the Board; (ii) Mr. Cohen became the Company's Vice President of Latin American Sales; (iii) Tom Felice became the Company's Vice President of Consumer and Corporate Sales and Chief Operating Officer; (iv) Sylvain Naar became the Company's Vice President for Business Development; and (v) Nomi Om became the
Company's Vice President of International Marketing and director of the Company's Asian Market.

     In connection with the closing of the Merger and in lieu of the closing by the Company of a private placement of its securities generating net cash proceeds of at least $1,000,000, the Company entered into a stock pledge agreement ("Pledge Agreement") with Atlas Equity Group, Inc., a Florida corporation and stockholder of the Company ("Atlas Equity"), pursuant to which Atlas Equity pledged 1,500,000 shares of common stock of the Company (the "Pledged Shares"). During the term of the Pledge Agreement, Atlas Equity is entitled to vote the Pledged Shares, but may not grant any proxy or right to vote the Pledged Shares to any third party. The Pledged Shares shall remain

                                       (8)

SECURITY INTELLIGENCE TECHNOLOGIES, Inc. f/k/a HIPSTYLE.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

4.     SUBSEQUENT  EVENTS  (continued)

subject to the Pledge Agreement until the Company sells shares of its unregistered common stock sufficient to generate total net cash proceeds to the Company prior to June 1, 2002 of not less than $925,000 (the "Target Proceeds"). In the event that it is necessary for the Company to issue an aggregate number of shares of its Common Stock in excess of 575,000 shares (the "Target Share Amount") to investors in order to receive the Target Proceeds, the Company has been authorized by Atlas Equity to cancel a number of Pledged Shares equal to the difference between the actual number of shares issued by the Company and the Target Share Amount. In the event that it is necessary for the Company to issue an aggregate number of shares of its Common Stock that is less than the Target Share Amount to the investors in order to receive the Target Proceeds, the Company has agreed to issue to Atlas Equity a number of shares of its Common Stock equal to the difference between the actual number of shares issued by the Company and the Target Share Amount. With respect to each closing between the Company and an investor, the Company agreed to release a number of Pledged Shares to Atlas Equity based upon the total percentage of the Target Proceeds received by the Company prior to June 1, 2002. The Pledge Agreement terminates on the earlier of (i) June 1, 2002 (the "Termination Date"), (ii) the date on which the Target Proceeds are received by the Company, or (iii) the date on which the Company rejects a ready, willing and able investor that has offered to purchase shares of the Company's Common Stock sufficient to generate the Target Proceeds and on terms and conditions satisfactory to the Company.

     CCS is a developer, manufacturer and marketer of leading edge solutions for surveillance, counter-surveillance, countermeasure and personal and home security. Private citizens, corporations, law enforcement agencies and governmental agencies use CCS's products and services. CCS specializes in anti-bugging, anti-wiretapping, covert video & closed circuit TV, night vision, digital lie-detection, scramblers, encryption systems, bullet-resistant clothing, armored vehicles, GPS and RF tracking, cellular monitoring systems and security seminars.

     After identifying the need for security related products, CCS designs, manufactures and markets advanced proprietary systems worldwide through its wholesale division to governments and corporations and its CounterSpy Shop retail stores, showrooms and offices located in New York, Miami, Beverly Hills, Washington DC, Hong Kong, Mexico City, Israel and London.


                                       (9)

SECURITY INTELLIGENCE TECHNOLOGIES, Inc. f/k/a HIPSTYLE.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

Item  2.  Management's  Discussion  and  Analysis

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DSISCUSSED IN THIS REPORT ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINITIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, WITHOUT LIMITATION, RISKS ASSOCIATED WITH THE COMPANY'S ABILITY TO SUCESSFUL INTEGRATE ITS ACQUISTION, (See Subsequent Events Footnote to the Financial Statements), MANAGEMENT OF QUARTER TO QUARTER RESULTS, AND INCREASES IN OPERATING COSTS. THESE RISKS ARE SET FORTH IN THE "RISK FACTORS" SECTION OF THE PROSPECTUS PORTION OF THE COMPANY'S FORM SB-2 REGISTRATION STATEMENT AND THE "RISK FACTORS" SECTION CONTAINED HEREIN. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES HERETO. THE DISCUSSION OF RESULTS, CAUSES AND TRENDS SHOULD NOT BE CONSTRUED TO IMPLY ANY CONCLUSION THAT SUCH RESULTS OR TRENDS WILL NECESSARILY CONTINUE IN THE FUTURE.

OVERVIEW

The Company has generated no revenue since inception. The Company's operations have been devoted primarily to developing a business plan and raising capital for future operations and administrative functions. The Company intends to grow through internal development, strategic alliances, and acquisitions of existing businesses. (See Subsequent Events Footnote to the Financial Statements).

Results  of  Operations  -  Three  Months  Ended  March  31,  2002  and  2001

Development stage expenses during the three months ended March 31, 2002 were $21,444 as compared to 17,609 for the three months ended March 31, 2001 an increase of $3,835 or 21.8%. This increase was primarily due to an increase in dues and subscriptions of $970, and an increase in transfer agent fees of $1,097.

Results  of  Operations  -  Nine  Months  Ended  March  31,  2002  and  2001

     Development stage expenses during the nine months ended March 31, 2002 were $54,092 as compared to 74,718 for the nine months ended March 31, 2001 a decrease of $20,626 or 27.6%. This decrease was primarily due to a decrease in Website development fees of $25,328, offset by an increase in accounting fees of $2,979.



                                      (10)

SECURITY INTELLIGENCE TECHNOLOGIES, Inc. f/k/a HIPSTYLE.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


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

The Company incurred a net loss for the nine months ended March 31, 2002 of $21,444 and has incurred accumulated losses of $202,350 since inception.

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









                                      (11)

                          PART II. - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

Except as set forth below, no material legal proceedings are pending to which the Company or any of its property is subject.

Other  Actions
--------------

     On or about May 11, 2000 an action was commenced against the Company's wholly owned subsidiary, CCS International, Ltd. ("CCS") in the Supreme Court, New York County, captioned Ergonomic Systems Phillipines Inc. v. CCS International Ltd. The plaintiff brought this action to, among other things, recover certain monies which were allegedly paid thereby to CCS in connection with a distributorship agreement between the parties. The plaintiff is claiming damages in the amount of $81,400, together with interest, costs and disbursements. CCS has denied the material allegations of the claim and has raised affirmative defenses thereto.

     On or about May 25, 2001, an action was commenced against CCS in the United States District Court for the Southern District of New York, captioned Shenzen Newtek v. CCS International Ltd. The plaintiff brought this action to recover certain monies which were allegedly paid thereby to CCS in connection with a distributorship agreement between the parties. The plaintiff is claiming damages in the amount to $91,500 plus interest, costs, expenses and reasonable attorney's fees. CCS has denied the material allegations of the plaintiff's claim and has raised affirmative defenses thereto. On or about July 18, 2001, CCS asserted a counterclaim seeking damages in the approximate amount of $500,000 based upon the plaintiff's alleged breach of the parties' distributorship agreement.



                                      (12)

     On or about October 12, 2001, an action was commenced against CCS in the United States District Court for the Southern District of New York, captioned China Bohai Group C. Ltd. and USA International Business Connections Corp. v. CCS International Ltd. The plaintiff brought this action to recover certain monies which were allegedly paid thereby to CCS in connection with a distributorship agreement between the parties. The plaintiff is claiming damages in the amount to $250,000 in compensatory damages and $5,000,000 in punitive damages. CCS has denied the material allegations of the plaintiff's claim and has raised affirmative defenses thereto. On November 26, 2001, CCS asserted a counterclaim seeking damages in the approximate amount of $1,150,000 based upon the plaintiff's alleged breach of the parties' distributorship agreement.

     On or about June 10, 1998, an action was commenced in Southern District of New York, for copyright infringement captioned Ross v. CCS International Ltd. CCS believes that it has substantial defenses to the claim asserted in the lawsuit.







                                      (13)

Item  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     Not  applicable

Item  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     Not  applicable

Item  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS

     Not  applicable

Item  5.  OTHER  INFORMATION

Item  6.  EXHIBITS  AND  REPORTS  OF  FORM  8K

     1. Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2002 with respect to Items 5 and 7.

     2. Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2002 with respect to Items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of May 2002.


                                  SECURITY  INTELLIGENCE  TECHNOLOGIES,  INC.


                                   By:  /s/   Ben  Jamil
                                        ----------------
                                   Name:   Ben  Jamil
                                   Title:  Chief  Executive  Officer




                                      (14)