Form 10KSB
period 2002-06-30
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2002-11-06
CIK 1117258

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ________ to ________

                        COMMISSION FILE NUMBER 000-31779

                    SECURITY INTELLIGENCE TECHNOLOGIES, INC.
              Exact name of registrant as specified in its charter)

                   Florida                                 65-0928369

(State or other jurisdiction of formation)     (IRS Employer Identification No.)

                145 Huguenot Street, New Rochelle, New York 10801
                (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (914) 654-8700

          (Former name or former address, if changes since last report)

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   The Registrant's revenues for the fiscal year ended June 30, 2002 were $5,609,557.

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, was $877,088 at September 30, 2002.

   The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of September 30, 2002 was 17,059,346.

                       DOCUMENTS INCORPORATED BY REFERENCE

   None

                                TABLE OF CONTENTS

                                                                     Page Number

   PART I                                                                     1

   BUSINESS                                                                   1

   PROPERTIES                                                                12

   LEGAL PROCEEDINGS                                                         12

   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS                        13

   PART II                                                                   13

   MARKET FOR RESISTRANT'S COMMON EQUITY
    AND RELATED STOCKHOLDER MATTERS                                          13


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS                            15

   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                               18

   CHANGES IN AND DISAGREEMENT WITH
    ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                       18

   PART III

   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
    COMPLIANCE WITH SECTION 16 (a)
     OF THE EXCHANGE ACT OF THE REGRISTRANT                                  19

   EXECUTIVE COMPENSATION                                                    20

   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT            22

   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                            23

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

   We design, assemble, market and sell security products. Our products and services are used throughout the world by military, law enforcement and security personnel in the public and private sectors, as well as governmental agencies, multinational corporations and non-governmental organizations. Our products include a broad range of professional, branded law enforcement and consumer equipment such as covert audio and video intercept, electronic countermeasures, video, photo, and optical systems, radio communication, explosive contraband detection, armored vehicles and clothing, nuclear, biological and chemical masks and protective clothing, voice stress analysis lie detection, and global positioning systems ("GPS"), used for tracking, locating and recovering vehicles and fleet management.
   Our products are marketed under CCS International, Ltd. ("CCS"), G-Com Technologies, Ltd. and The Counter Spy Shops of Mayfair, London(R) brand names and are sold primarily through a worldwide network of more than 300 sales agents, including four retail stores in the United States and two overseas.
   Our trained, multilingual and experienced security personnel work closely with clients to create and implement solutions to complex security problems. These services include security planning, advice and management, security systems integration, intellectual property asset protection, due diligence investigations and training programs in counterintelligence, counter surveillance, advanced driving techniques and ballistics.
   We are a Florida corporation organized under the name
Hipstyle.com, Inc. in June 1999. Our principal executive offices are located at 145 Huguenot Street, New Rochelle, New York 10801, telephone (914) 654-8700. Our website is www.spyzone.com. Neither the information nor other statements contained in our website nor the information contained in any other Internet website is a part of this annual report on Form 10-KSB.
   On April 17, 2002, pursuant to an agreement and plan of merger among us, CCS International, Ltd., a Delaware corporation ("CCS"), and CCS Acquisition Corp., a Delaware corporation ("Acquisition Corp"), Acquisition Corp. was merged into CCS, with the result that CCS became our wholly-owned subsidiary. As a result of the merger:

    -- We issued an aggregate of 11,900,000 shares of common stock, 3,500,000 shares of series A preferred stock and 1,500,000 shares of series B preferred stock to the former stockholder of CCS, with each share of series A preferred stock and series B preferred stock being convertible into one share of common stock if the Company has either annual net revenue of $10,000,000 or net income of at least $1,000,000 prior to October 25, 2008, each share of series A preferred stock having 15 votes per share, and each share of series B preferred stock having no voting rights except as required by law.

    -- Outstanding options and warrants to purchase a total of 1,800,500 shares of CCS' common stock were converted into options and warrants to purchase an equal number of shares of our common stock at exercise prices of $.50 to $1.00 per share.

    -- Our corporate name was changed from HipStyle.com, Inc. to Security Intelligence Technologies, Inc.

    --  Our officers and directors resigned.

    -- Ben Y. Jamil, Menachem Cohen, Tom Felice and Nomi Om, who were officer of CCS prior to the merger, were elected as our directors and offices, and Sylvain Naar, who was a director of CCS, was elected as a director.

    -- We entered into a three-year employment agreement with Mr. Jamil and granted him a non-qualified stock option to purchase 1,000,000 shares of common stock at $2.00 per share pursuant to the employment agreement. The terms of Mr. Jamil's employment agreement are described under "Item 10. Executive Compensation."

   RISK FACTORS

   We require significant working capital in order to fund our operations. At June 30, 2002, we had cash of approximately $32,000 and a working capital deficit in excess of $2.1 million. In order to develop and market our products and pay our current liabilities, we require additional working capital. The merger did not provide us with any working capital and we have not been able to raise any capital since the completion of the merger. In the event that we are unable to raise the necessary funding we may be unable to continue operations.

   Our accounts payable and accrued expenses increased from $615,000 at June 30, 2001 to $2.1 million at June 30, 2002, reflecting our inability to pay creditors currently. We also had customer deposits and related deferred revenue of $1.4 million, which relate to payments on orders which had not been filled at that date. We have used our advance payments to continue our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

     Our bank credit line terminated on November 1, 2002. Our only source of financing other than advances from our chief executive officer was our bank credit facility of $200,000 which was secured by all of our assets and guaranteed by our chief executive officer. This facility terminated on November 1, 2002, at which time all of the principal and interest on our obligations to the bank became due. On November 1, 2002 we reduced the outstanding balance to $100,000 and began discussions with the lender to extend the terms or to convert the balance to a term loan. To date, we do not have an agreement with respect to an extension with our existing lender or an agreement to convert the $100,000 outstanding balance to a term loan, or any agreements with any replacement lender. Our failure to obtain either an extension of our credit facility, a conversion of the outstanding balance to a term loan, or a facility with another lender could materially impair our ability to continue in operation, and we cannot assure you that we will be able to obtain the necessary financing.

   We have been operating at a loss, and our losses are continuing.
We sustained losses of $2.4 million, or $.19 per share (basic and diluted), for the fiscal year ended June 30, 2002, $326,000, or $.03 per share (basic and diluted), for the fiscal year ended June 30, 2001, and our losses are continuing. We cannot give any assurance that we can or will ever operate profitably.

   Our independent auditors have included an explanatory paragraph in their report as to our ability to continue as a going concern. As a result of our continuing and significant losses and our working capital deficiency, our independent auditors have included in their report an explanatory paragraph as to our ability to continue as a going concern.

   Because of our stock price and our history of losses, we may have difficulty in raising necessary funding for our business. Since the completion of the merger we have sought, and been unsuccessful, in our efforts to obtain funding for our business. Because of our losses, we are not able to increase our borrowing, and our present bank line is guaranteed by Ben Jamil, our chief executive officer. Because of both our low stock price and our losses, we have not been able to raise funds through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders will suffer significant dilution and the issuance of securities may result in a change of control.

   If we do not have access to the most current technology, we may not be able to market our products and services. The security industry is constantly changing to meet new requirements, which result from both new threats to government and industry, both from potential threats to persons and property to industrial and governmental espionage, as well as general concern about personal and family safety. In order to meet these needs we will both have to anticipate problems and develop methods or reducing the potential risk. Our failure to anticipate our potential clients' requirements or to be able to provide them with the most current technology may impair our ability to sell our products. If we are unable to fund any significant research and development and product development effort, we may not be able to offer products based on new and developing technologies.

   Because of our limited resources, we may not be able to develop or implement a successful marketing program. Our ability to implement an expanded marketing program is dependent upon our ability to fund the program. If we are not able to obtain necessary financing, we may be unable to market our products. Furthermore, our financial condition may inhibit potential customers from purchasing our equipment and our competitors may use our financial condition in marketing to the same customers.

   We are subject to government regulations, which if violated, could prohibit us from conducting a significant portion of our export business. The United States and other governments have strict regulations concerning the exporting and importing of security devices, may restrict sales of certain products to bona fide law enforcement agencies or may restrict the sale of certain products from the United States. If we violate any of these laws, we may be subject to civil or criminal prosecutions. If we are charged with any such violations, regardless of whether we are ultimately cleared, we may be unable to sell our products. During the fiscal year ended June 30, 2002, we incurred significant expense and our reputation was impaired as a result of charges against our employees, including one of our officers, even though the charges were dismissed.

   Because we are dependent on our management, the loss of key executive officers could harm our business. Our business is largely dependent upon our senior executive officers, Messrs. Ben Jamil, chief executive officer, Chris R. Decker, chief financial officer, Menachem Cohen, vice president, Tom Felice, vice president and Ms. Nomi On, vice president. Although we have an employment agreement with Mr. Jamil, the employment agreement does not guarantee that he will continue with us. Since we do not have an agreement with Messrs. Decker, Cohen, Felice or Ms. Om, each of these officers has the right to terminate his or her employment. Our business may be adversely affected if any of our key management personnel or other key employees left our employ.

   Because we lack patent or copyright protection, we cannot assure you that others will not be able to use our proprietary information in competition with us. We have no patent or copyright protection for our proprietary software, and we rely on non-disclosure agreements with our employees. Since our business is dependent upon our proprietary products, the unauthorized use or disclosure of this information could harm our business.

   Major corporations may be able to develop and fund marketing efforts that could enable them to dominate the market. Because there are a number of major companies that can both offer security products to governments and industry and fund a product development and marketing program, these companies have the financial ability to dominate the market, to effectively set a standard which may be incompatible with our technology and to use their financial resources and government and industry contacts to successfully compete against us in all major markets, regardless of whether their technology is superior or inferior to ours.

   Our growth may be limited if we cannot make acquisitions. A part of our growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or issue equity. Our stock price may adversely affect our ability to make acquisitions for equity or to raise funds for acquisition through the issues of equity securities. If we fail to make any acquisitions, our future growth may be limited. Furthermore, because of our stock price, the issuance of any stock or other equity securities in connection with any acquisition may result is significant dilution to our stockholders and may result in a change of control. As of the date of this report we do not have any agreement or understanding, either formal or informal, as to any acquisition.

   If we make any acquisitions, they may disrupt or have a negative impact on our business. If we make acquisitions, we could have difficulty integrating the acquired companies' personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us, and our officers may exercise their rights to terminate their employment with us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses.

   We do not anticipate paying dividends on our common stock.

   The rights of the holders of common stock may be impaired by the potential issuance of preferred stock. Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

   Shares may be issued pursuant to our stock plans which may affect the market price of our common stock. We may issue stock upon the exercise of options or pursuant to stock grants covering an aggregate of 2,000,000 shares of common stock pursuant to our stock incentive plans, including options to purchase 1,783,000 shares subject to options which were outstanding on June 30, 2002. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

   Because we are subject to the "penny stock" rules, stockholders may have difficulty in selling our common stock. Our common stock is presently subject to the Securities and Exchange Commission's penny-stock regulations which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the our common stock and may negatively affect the ability of purchasers of the our common stock to sell such securities.

   There may be claims that a third party owns stock which is held by our chief executive officer. In connection with an agreement between Mr. Ben Y. Jamil and two financial consultants entered into prior to the reverse merger, the consultants or their designees were to purchase a 30% interest in five of our subsidiaries, and that 30% was to have been exchanged for 1,500,000 shares of series B preferred stock. Mr. Jamil has advised the consultants and their designees that, as a result of their failure to pay the consideration for the shares, the agreement is terminated and they have no interest in the series B preferred stock or the stock in the five subsidiaries. It is possible that the consultants or their designees may claim that they own the series B preferred stock or the stock in the five subsidiaries and we can give no assurance that their claim will not be upheld.

   Forward-Looking Statements

   Statements in this Form 10-KSB report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB report, including the risks described under "Risk Factors" and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors which affect the security industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB.

   INDUSTRY OVERVIEW

   We design and assemble security products and market to military, law enforcement, security and corrections personnel, by providing specialized security services to multinational corporations and governmental agencies and by manufacturing and installing ballistic and blast protected armoring systems for commercial vehicles. Increasingly, governments, including the military, businesses and individuals have recognized the need for security products and services to protect them from the risks associated with terrorism, physical attacks, threats of violence, white-collar crime and fraud.

   The United States has been the target of several deadly terrorist attacks directed towards its citizens and facilities around the world. As a result, institutions, including the United States Department of Defense and other government agencies and multinational corporations are redefining strategies to protect against and combat terrorism.

   As a company in the security products industry, we market our products in two markets - the law enforcement security market and the specialized security services market.

   Law Enforcement Security Products Market. In response to an increased emphasis on safety and protection, the number of active police officers has increased significantly over the past several years. By 1999 there were more than 900,000 law enforcement personnel in the United States. We expect an increase in law enforcement personnel as a partial response to the September 11, 2001, attacks which, we believe, will lead to increased demand for security products and we are seeking to participate in this demand.

   Specialized Security Services Market. Corporations are increasingly contracting experienced private companies to handle all or a portion of their security services. Industry studies reflect a growth rate in the market for worldwide security services market at a rate of 8.0% annually from 1995 to 2000, and we believe that the market is continuing to grow. We believe that demand by multinational corporations and governmental agencies operating in developing nations for security services such as risk assessment, crisis management, guard force management, security force organization and executive protection is likely to increase as these entities continue to establish operations and manufacturing facilities in developed and developing countries. In addition, there are risks related to white-collar crime and fraud. Demand for corporate investigative services continues to grow as corporations react to the need to protect their assets against the growing threat of fraud, counterfeiting and piracy of intellectual property.

   GROWTH STRATEGY

   We believe that the following strengths are critical to our success as a provider of surveillance and security products, and security risk management services.

   Broad Portfolio of Products and Services. We believe that a broad range of products, strong branding, a consistently growing customer base, and an extensive distribution network is critical to our success as a provider of security products and services. We are able to offer across-the-board security consulting, services, equipment, and systems that enable us to provide comprehensive solutions to our customers' security needs. Many who contact us for answers to their security problems have neither the time nor the ability to research solutions. Our clients anticipate and appreciate a one-stop-source of expertise and product for a wide variety of categories that fall under the umbrella of "security." Our goal is to strengthen our capabilities as a single source provider of global security systems and services. Our international infrastructure enables us to assist government buyers and multinational corporate clients who are expanding their geographical spheres. Similarly, our visibility is being enhanced through the expansion of our product distribution network that in turn will expand our customer base.

   Strong and Recognized Brands. We believe that our brand names are recognized in our markets and that our market recognition, combined with what we believe is a high level of performance has contributed to our developing market positions in a number of the product categories in which we compete.

   Strong Client Base and Extensive Distribution Network. We have a broad, full-service network of approximately 300 sales representatives and international distributors to sell and service our equipment. Our products are currently sold to customers in 45 countries and we serve a client base representing governmental and non-governmental agencies as well as multinational corporations worldwide. We believe that the diversity of our clients' end markets, the continued globalization of our clients and the strength of our distribution relationships minimize our dependence on any particular product, market, or customer.

   We believe that the demand for both security and surveillance products, and security risk management services will continue to grow. We will address this growth by offering a comprehensive array of premium security risk management products and services. By establishing a critical mass of products and services and a broad base of customers, we believe that we have developed the capacity to perform multiple aspects of our clients' threat analyses and security provisions on a comprehensive basis. We will continue to seek to implement this growth strategy primarily through internal expansion of our existing businesses and through strategic acquisitions of businesses offering complementary services, markets, and customer bases. However, because of our financial condition and the low price of our stock, we may not be able to acquire any businesses or implement our growth strategy. The following elements define our growth strategy:

   Capitalize on Exposure to Military Programs. The events of September 11, 2001, are likely to result in additional spending by the Department of Defense. We expect several of our product categories may be positively affected. These include our remote track, view and hear technologies, and voice, phone, cellular and data interception. We are well positioned to participate in these programs.

   Expand Distribution Network and Product Offerings. We will continue to leverage our distribution network by expanding our range of branded law enforcement equipment by investing in the development of new and enhanced products, which complement our existing offerings. If we are able to develop a broader product line we believe that it will strengthen our relationships with distributors, and allow us to add additional quality distributors, enhancing our brand appeal with military, law enforcement and other end users.

   Capitalize on Increased Homeland Security Requirements. We believe that we are well positioned to provide products, services and specialized training essential to establishing a sustainable homeland security infrastructure. After the September 11, 2001 terrorist attacks on the United States, the U.S. government has created the Office of Homeland Security. Although this Office's mandate is still being finalized, a homeland security infrastructure will be developed. We believe that we are well equipped to provide products that additional military, law enforcement, security and corrections personnel require to combat terrorism and threats to our homeland.

Increase Global Position in High Fright Areas. We expect to offer to service the heightened security concerns of governments, agencies and corporations in existing high fright areas and will seek to leverage our global expertise and reputation for providing security products and services in newly developing high fright areas. We target regions with economic and political instability as well as regions with increased regulation. We also grow the scope of our existing product and service offerings by servicing existing customers who expand geographically.

   Products and Services

   We distribute a wide range of specialized products and systems covering security, privacy, home and personal protection, confidential business communications, lie detection, cellular phone privacy, drug and bomb contraband detection, miniaturized covert audio and video surveillance and protection, digital, the Internet, global systems for mobile communications ("GSM"), personal communication systems ("PCS"), time division mobile access ("TDMA") and code division multiple access ("CDMA") satellite technologies and wireless communications.

   Products

   We offer the following products.

     - Covert audio and video logging systems to monitoremployees and household surveillance.
     - Scramblers, data and fax transmission systems to protect and secure communications.
     -    Fax managers that log the activities of outgoing and incoming faxes.
     -    Armored and bulletproof clothing and automobiles.
     - Counter-surveillance, wiretap detection and electronic counter-measures.
     -    Night vision, electro-optic devices and infrared scopes and cameras.
     -    Anti-hacking and secure remote computing to protect computer networks.
     - Bomb and weapons and other contraband detection for airport security, business, and home.
     -    Personal Protection Products
     - Voice stress analyzers and lie detection to evaluate the honesty of employees or vendors
     -    Tracking and recovery and fleet management systems
     -    Cellular telephone tracking systems for 911 emergency programs.

   We develop and market integrated systems for the surveillance of global system for mobile communications and other communications. With the recent explosion in communication technologies, there are numerous fundamental systems underlying digital wireless communications throughout the world. Intelligence professionals require the ability to monitor, intercept and block various global systems for mobile communications, personal communication systems and other systems using a variety of communications access and monitoring systems. Our customers for our global systems for mobile communications usually request us to custom design a system to meet their communications surveillance requirements and are based on extensive engineering studies of the existing communications systems in each customer's country, along with an in-depth analysis of the various individual needs of the customer. We have an exclusive license for proprietary software we can modify for the specific purposes needed, along with the ability to install and train personnel for system management. Examples of our global systems for mobile communications intercept systems are the GSM 2060, a passive off-the-air intercept system which allows a user to target a specific cellular transmission and listen to both incoming and outgoing conversations and the GSM 4000, which was designed for an international west European security group and is a multi-channel monitoring system capable of intercepting various band transmissions simultaneously, while recording multiple conversations.

   In addition to our global system for mobile communications intercept systems, we have developed and we market cellular interception for operation on analog advanced mobile phone systems, digital advanced mobile phone system, and time division multiple access systems, as well as various other equipment for wireless and hard-wired communications surveillance for voice, fax and data. We are currently involved in the development of new tracking technology for fleet management. As we design new products based on our core technologies and enhance existing products with new functionalities and performance, many of the older systems, which can only be legally sold to government and law enforcement agencies, may become available to business and private purchasers.

   We offer a configurable emergency rescue, theft recovery, fleet management or freight management system. Our system uses the well-known global positioning system ("GPS") satellite tracking system which can combine with an optional sophisticated location prediction algorithm software package that takes over position reporting functions whenever the vehicle enters a dead satellite access zone. This unique and rugged system supplies real time position and status information from the customer's location to one of several possible call center configurations. The call center can track the location of a customer's vehicle and has features to report theft, breakdowns, and rescue requests. Optional configurations allow the end user to perform an analysis of driver's performance, manage public transportation lines routes, perform automated fleet and freight management for commercial trucking, and dispatch police, ambulance, and taxicabs.

   Services

   We offer comprehensive security training programs in counterintelligence and counter-surveillance in Miami, New York, Mexico, London and Hong Kong, and we intend to introduce such services in Beijing and Shanghai China as well as in Seoul, Korea. This training, offered to United States government agencies, friendly nations, and clients in the private sector in the United States and in foreign countries, includes methods of recognizing, deterring, and minimizing security risks. We have conducted seminars for intelligence personnel, crime fighting associations and their associated membership societies, from CIA to FBI to United States Customs, United States Coast Guard, military branches, police departments from New York City's strategic command to police chiefs from innumerable cities and towns across the country.

   We have scheduled a series of seminars to be held throughout the world during the first half of fiscal 2003. These seminars will provide opportunities for qualified and authorized buyers to learn about our basic global system for mobile communications technology and our proposed solutions to intercepting and monitoring these communications.

   We offer the design, integration, application analysis and technical support of sophisticated electronic and computer driven surveillance, monitoring, tracking and recovery and secure communication equipment. We offer site surveys and security solutions that include consultations and law enforcement training by experienced security personnel who act as advisors and instructors. Our consultants oversee in-country installations and train the client's personnel in the installation, use and maintenance of their security equipment. These clients are from the corporate world as well as governmental, public and private agencies.

Marketing and Distribution

   We have a network of approximately 300 sales representatives and international distributors who sell and service our law enforcement equipment. Our distributors and we currently operate in a number of countries and serve a client base representing governmental and non-governmental agencies as well as multinational corporations worldwide. However, during the past year we have been in litigation with four of our distributors. See "Item 3. Legal Proceedings.

   When first entering a foreign market, we seek to promote a comprehensive range of products and services by seeking qualified sales representatives with local ties and existing relationships within the country's business and governmental communities. We try to tailor our marketing strategy to each geographic area of the world, and further to tailor our product offering by country. There are opportunities for cross marketing of military and law enforcement products, which strengthen the image of each product group and further enhance our position as an integrated provider of a wide selection of such products and services.

   We employ a variety of marketing programs in support of our reseller's channels to make our target markets aware of the value of our integrated systems and technology and to help create pre-sales demand for our resellers. These programs include trade shows; advertising campaigns, seminars, direct mailings, brochures and other promotional efforts designed to generate sales leads. Training programs are an integral part of our customer service. In addition to enhancing customer satisfaction, we believe that they also help breed customer loyalty and brand awareness, so that we may sell additional products to the same customer. We also use our website to generate brand awareness.

   Although we are focusing on clients in high growth industries where the need for investigation, brand protection and other security services are critical to success; we are also broadening our efforts to expand our end-user marketplace. We are developing an additional website designed to market an inexpensive line of security equipment that is not in competition with our recognized brand products. However, we cannot assure you that we will be successful in either developing the website or generating any significant sales through the website.

Product Design and Installation

   Our engineering staff of design, mechanical and electronic engineers involved in both developing new systems made possible by the advances in technology and continually improving the production process and reducing the cost of the products. While the software being developed by engineers for our systems is based on proprietary technology, the components for such systems are often commercially available from third parties. As our customizing allows for outsourcing components, we have developed stable relationships with other manufacturers, cutting down the need for stockpiling of costly inventories, also reducing the hours and labor necessary for completing orders in a timely manner.

   Although our products come with operating instructions when applicable, installation tasks are performed for the more sophisticated global system for mobile communications systems. Installation phases may include site surveys, identification of central command site location, supervision of the installation of site interfaces, and training personnel to manage systems. We generally provide maintenance and support services for the first three to twelve months following installation of a system, depending on the terms of each particular contract. Thereafter, long-term service is provided on a service-contract basis.

   Global system for mobile communications systems currently under development will require differing levels of local, on-site installation. For example, one system is largely a mobile communications intelligence gatherer requiring only local training, while another might require construction of a central command center, intercepts towers and installation at remote sites. We do not install but we provide supervisory assistance for a field installation crew comprised of both employees and independent contractors, supplemented by local labor, for on-site construction and installation. We also provide training for use and maintenance of equipment, and subsequent hot-line assistance.

   We assemble our products from components that are readily available from a number of suppliers. We do not have any long-term supply contracts.

   Competition

   The security industry includes companies that offer a range of products and services, such as access control, personnel protection, surveillance, counter-surveillance, computer security, vehicular security, night vision, fiber optics and communications. In order to meet the needs of a prospective customer, we believe that it is necessary to offer integrated solutions across industry lines rather than to offer a range of devices. Although there are a large number of companies who offer products or services aimed at one or more segments of the security industry. However, we believe that as the severity of the problem or potential problem increases governments and major corporations, including financial institutions, are less concerned with the price of the products than with such factors as:

- The perceived ability of the vendor to treat the identity of the client, the scope of the work and the solution in confidence.

- The ability of the vendor to offer an integrated approach that seeks to address the problem by offering a wide range of products and services rather than to offer solutions based on a small range of products and services.

- On the other hand, major clients are concerned about the financial condition of the vendor, and our financial condition, including our significant working capital deficiency and our history of losses, may raise questions as to our ability to perform under the purchase order and to provide the necessary support following delivery. Competitors may use our financial condition and their stronger financial condition, resources and relationships in marketing their products and services regardless of whether their products and services are better than ours. As discussed below, many of our competitors are substantially stronger than we are financially and are very well known in the industry and have significant government and industry contacts and relationships.

   We seek to address the competition in the industry by a three-tiered approach -- we offer a broad range of products and services, we offer what we believe are strong brands and we have a strong client base with an extensive distribution network.

   The marketplace for manufacturers and vendors for security and surveillance products and systems is highly competitive and consists of numerous organizations ranging from internet-based mail-order firms to former military armament manufacturers such as, Lockheed, Martin, Harris, and others. Other aerospace manufacturers have rushed into the arena of bomb detection and other Explosive Ordinance Disposal ("EOD") products. The security marketplace continues to favor the more established and reliable manufacturers such as Nice (Israel) and Thompson C.S.F. now a part of Thales Group (France) with proven technology, over newcomers with low cost innovations. Siemens (Germany), and Rohde & Schwartz (Germany), are manufacturers of "simulated" base stations.

   Currently there is growing competition in the cellular interception and monitoring systems market. Although many competitors have greater financial, technical and other resources, we believe that at present our technology gives us a competitive advantage. In all of these areas, the major corporations have the ability to develop competitive products and fund a marketing effort that enable them to compete successfully against us regardless of whether their products are superior.

Research and Development

   Because of our financial condition our research and development effort has been limited to the development of certain new products and improvement of existing products. Because of our working capital limitations, we have not been able to expand our research and development effort. During the past two years we did not expend any significant amount on research and development activities.

Intellectual Property Rights

   We have no patents or copyrights on our products, and we rely on non-disclosure agreements with our employees. Since our business is dependent upon our proprietary products, the unauthorized use or disclosure of this information could harm our business. We currently own a number of United States trademark registrations.

Government Regulation

   The United States and other governments have strict regulations concerning the exporting and importing of certain security devices that may restrict sales of certain products to bona fide law enforcement agencies or may restrict the sale of products in or from the United States We are subject to federal licensing requirements with respect to the sale in foreign countries of certain of our products. In addition, we are obligated to comply with a variety of federal, state, local and foreign regulations that govern our operations and the workplace. We are also subject to certain regulations promulgated by, among others, the United States Departments of Commerce and State.

Employees

   As of September 30, 2002, we had a total of approximately 51 employees, of which approximately 27 were employed at our main office and 24 were employed at our sales offices. None of our employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee related slowdowns and believe our relationship with our employees is good.

Item 2. PROPERTIES

   We lease approximately 9,840 square feet of executive offices and warehouse at 145 Hugeunot Street, New Rochelle, NY 10801 under a lease that expires on October 31, 2010. The annual rent is approximately $125,000, and is subject to annual increases. We also lease approximately 6,000 square feet for four of our sales offices and retail locations in Miami, Florida, New York City, Washington, DC and Beverly Hills, CA under leases that expire from 2003 to 2010 at a current annual rent of $456,000, subject to annual increases. We believe that our present facilities are adequate to meet our immediate requirements and that any additional space we may require will be available on reasonable terms.

Item 3. LEGAL PROCEEDINGS

   Because of our financial position, actions have been commenced or threatened by creditors.

   On May 2, 2002, Menachem Cohen, vice president and a director, and two other employees of one of our subsidiaries were arrested pursuant to a criminal complaint filed in the United States District Court of the Southern District of Florida. The complaint alleges that such individuals violated federal law in that they intentionally manufactured, assembled, possessed or sold a device used for the surreptitious interception of electronic communications and that the device was sent through the mail or transmitted in intrastate or foreign commerce. On September 4, 2002, the United States District Court of the Southern District of Florida entered an order dismissing all charges against Menachem Cohen, vice president and director, and the two other employees of one of the Company's subsidiaries.

   We are also the defendant in four actions arising our of our distributor agreements. On or about May 11, 2000 an action was commenced against CCS in the Supreme Court, New York County, captioned Ergonomic Systems Philippines Inc. v. CCS International Ltd. The plaintiff seeks to recover $81,000, which was paid to CCS in connection with a distributorship agreement between the parties, plus costs and interest. CCS has denied the material allegations of the claim and has raised affirmative defenses thereto. We believe that we have valid defenses to the claim.

   On or about May 25, 2001, an action was commenced against CCS in the United States District Court for the Southern District of New York, captioned Shenzen Newtek v. CCS International Ltd. The plaintiff seeks to recover $91,500, which was paid to CCS in connection with a distributorship agreement between the parties, plus costs and interest. We have denied the material allegations of the plaintiff's claim and have raised affirmative defenses thereto. We have also asserted a counterclaim seeking damages of $500,000 based upon the plaintiff's alleged breach of the distributorship agreement. This action was settled between the parties on July 10, 2002.

   On or about October 12, 2001, an action was commenced against CCS in the United States District Court for the Southern District of New York, captioned China Bohai Group C. Ltd. and USA International Business Connections Corp. v. CS International, Ltd. The plaintiff seeks to recover $250,000 paid to CCS in connection with a distributorship agreement between the parties, plus $5,000,000 of punitive damages and costs and interest. CCS has denied the material allegations of the plaintiff's claim and has raised affirmative defenses thereto. CCS has asserted a counterclaim seeking damages in the approximate amount of $1,150,000 based upon the plaintiff's alleged breach of the parties' distributorship agreement. The Company believes that it has valid defenses to the claim.

   In June 2001, a former product distributor of CCS brought suit in Circuit Court, Palm Beach, Florida captioned Allan L. Dunterman, Jr. v. CCS International, Ltd. The plaintiff claims that CCS engaged in breach of contract, among other allegations. CCS has moved the complaint to the U. S. District Court for the Southern District of Florida, where it is pending. In its answer to the complaint, CCS has denied any wrongdoing and has asserted numerous affirmative defenses. The parties have exchanged initial written discovery.

   In June 1998, a photographer formerly retained by CCS filed suit in U. S. District Court for the Southern District of New York captioned Frank Ross and Julietta Vassilkioti v. CCS International, Ltd. The plaintiff is seeking damages for alleged copyright infringement. The judge in the case has granted the plaintiff partial summary judgment and a hearing to determine damages has not yet been scheduled. Under federal judicial rules, the Company is unable to contest the granting of partial summary judgment until a final judgment has been rendered. The Company believes that it has substantial defenses to the claim asserted in the lawsuit.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   Our common stock is traded on the OTC Bulletin Board under the symbol SITG. The following table sets forth the range of high and low bid quotations for our common stock from December 31, 2001, when trading in our stock commenced, until June 30, 2002, as reported by OTC Bulletin Board. On April 17, 2002, we acquired CCS, with the result that our business changed to the business of CCS, and the business conducted by us under the name Hipstyle.com, Inc. was discontinued. Accordingly, stock price information for periods prior to April 17, 2002 do not reflect our present business.

   The quotes represent inter-dealer prices without adjustment or mark-ups, markdowns or commissions and may not necessarily represent actual transactions. The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected. Because of our stock price, our common stock is subject to the SEC's penny stock rules, which adversely affects the ability of persons to purchase or sell our stock.

                    COMMON STOCK

                    High    Low
Fiscal 2002

Quarter ended
December 31, 2001  $0.35  $0.15

Quarter ended
March 31, 2002     $2.55  $0.15

Quarter ended
June 30, 2002      $2.05  $0.30

   On September 30, 2002, the final quoted price by the OTC Bulletin Board was $.17 per share of common stock.

   As of September 30, 2002 there were 17,059,346 shares of Common Stock outstanding, held of record by approximately 210 record holders and beneficial owners.

   The following table sets forth information as to equity compensation plans pursuant to which we may issue our equity securities.

                                                                                                    Number of securities
                                                                                                    remaining available
                                                                                  Weighted average  for future issuance
                                                          Number of securities to exercise price of under equity
                                                           be issued upon         outstanding       compensation plans
                                                           exercise of            options, warrants (excluding
                                                           outstanding options,   and rights        securities reflects
                                                           warrants and rights   (b)                in columns (a))
                                                          (a)                                      (c)
------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by security holders                -0-            N.A.                    -0-
------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by security holders     3,400,000           $1.02                217,000
------------------------------------------------------------------------------------------------------------------------
    Total                                                      3,400,000           $1.02                217,000
------------------------------------------------------------------------------------------------------------------------

   As of January 21, 2002, our board of directors adopted the 2002 Stock Plan, which provided for the grant of non-qualified stock options to purchase a maximum of 2,000,000 shares of common stock. The 2002 Plan provides for the grant of incentive stock options and nonqualified stock options to purchase shares of Common Stock, to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. Any incentive stock options which may be granted pursuant to this plan are subject to stockholder approval of the plan. As of the date of this annual report on Form 10-KSB, stockholder approval of the 2002 stock plan has not been obtained, and all options granted under the plan are non-qualified stock options.

   We granted a non-qualified stock option to Mr. Ben Jamil, chief executive officer and a director, to purchase 1,000,000 shares of common stock at $2.00 per share. Mr. Jamil's employment agreement is described under "Item 10. Executive Compensation."

   During the fiscal year ended June 30, 2002, we issued the following securities in transactions that were not registered pursuant to the Securities Act of 1933, as amended.

   (a) In April 2002, in connection with the acquisition of CCS, we issued the following securities:

    -- We issued an aggregate of 11,900,000 shares of common stock, 3,500,000 shares of series A preferred stock and 1,500,000 shares of series B preferred stock to the former stockholder of CCS, with each share of series A preferred stock and series B preferred stock being convertible into one share of common stock if the Company has either annual net revenue of $10,000,000 or net income of at least $1,000,000 prior to October 25, 2008, each share of series A preferred stock having 15 votes per share, and each share of series B preferred stock having no voting rights except as required by law.

    -- We granted options to purchase a total of 1,800,500 shares of common stock at exercise prices of $.50 to $1.00 per share. These shares were issued pursuant to the 2002 stock plan.

    -- We issued warrants to purchase a total 400,000 shares of common stock at an exercise price of $.50 per share to a consultant in connection with the reverse merger.

    -- We granted Ben Jamil a non-qualified stock option to purchase 1,000,000 shares of common stock at $2.00 per share pursuant to his employment agreement.

     -- We sold 75,000 shares of common stock to Michael Farkas, the beneficial owner of Atlas Equity Group Inc. ("ATLAS EQUITY"), a principal stockholder of the Company prior to the reverse merger for $75,000.

   These issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions.

   (b) On April 25, 2002 we issued 17,346 shares of common stock to an accredited investor as full payment of trade payables in the amount of $25,297. This issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with this transaction.

   (c) In May and June 2002, we issued 400,000 shares of common stock to an accredited investor for which the investor agreed to the cancellation of trade accounts payable in the amount of $322,953. In connection with the stock issuance, the investor agreed to hold the stock for one year, and if the sales proceeds were less than the amount of the trade payables that were cancelled, we would pay the investor the difference. These issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW.

   The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of June 30, 2002.

   Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

RESULTS OF OPERATIONS - Year ended June 30, 2002 and year ended June 30, 2001

   Revenues. Revenues for fiscal 2002 were $5,609,557 a decrease of $619,687 or 10.0%, from revenues of $6,229,244 in fiscal 2001. The decrease is primarily a consequence of a decrease in advertising and promotional expenditures and attendance at fewer international trade shows caused by limited resources. In addition, our financial condition and losses may have affected the willingness of customers to purchase products from us.

   Cost of Sales. Cost of sales decreased by $393,236 or 15.0%, to $2,230,969 in fiscal 2002 from $2,624,205 in fiscal 2001. Cost of sales as a percentage of product sales decreased to 44.5% in fiscal 2002 from 47.6% in fiscal 2001 reflecting an improvement in product mix.

   Compensation and benefits. Compensation and benefits increased by $ 238,896, or 12.0% to $2,236,191 in fiscal 2002 from $1,997,295 in fiscal 2001 reflecting increased expenditures to enhance the infrastructure of the Company by adding personnel to the marketing department and the sales department in anticipation of increased sales which did not materialize. We anticipate this trend of increased expenditures will continue in Fiscal 2003 as we add additional personnel to the sales department.

   Professional fees and legal settlements. Professional fees and legal settlements increased by $725,807, or 179.9% to $1,130,848 in fiscal 2002 from $405,041 in fiscal 2001 primarily due to (i) increased litigation, (ii) costs of $285,000 associated with defending criminal charges filed against our employees, including an officer and director, the related representation in a potential investigation by the United States Customs Service, and (iii) fees related to the reverse merger. The fees incurred in connection with the reverse merger and the criminal proceeding were one-time charges which we do not expect to be significant in fiscal 2003. However, because of our financial problems, it is possible that we will continue to incur significant litigation expenses arising from creditor actions.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased by $648,178, or 43.5% to $2,139,123 in fiscal 2002 from $1,490,945 in fiscal 2001. The significant changes were (i) an increase in rent expense of $218,037, or 81.3% to $491,728 in fiscal 2002 from $268,158 in fiscal 2001 resulting from a non-recurring settlement of rent in fiscal 2001 of $203,840, (ii) an increase in insurance expense of $49,276, or 50.1% to $146,102 in fiscal 2002 from $96,826 in fiscal 2001, due to increased coverage and
(iii) an increase in website and internet related costs of $41,525, or 287.6% to $55,963 in fiscal 2002 from $14,438 in fiscal 2001 expended to increase website sales and improve communications.

   Unrealized loss on derivatives. Unrealized loss on derivatives of $150,953 in fiscal 2002 is attributable to the decrease in market value relating to our price guarantees on common stock which we issued during fiscal 2002 in payment of trade payables. There were no similar transactions in fiscal 2001.

   Depreciation and amortization. Depreciation and amortization decreased by $2,607, or 3.0% to $84,774 in fiscal 2002 from $87,381 in fiscal 2001 primarily as a consequence of the certain assets becoming fully-depreciated in fiscal 2001.

   Interest expense. Interest expense increased by $13,654, or 26.4% to $65,358 in fiscal 2002 from $51,704 in fiscal 2001 as a result of a continued increase in the ordinary course of business of the Company's outstanding debt prior to the repayment of $200,000 of outstanding bank loan principal in the fourth quarter of fiscal 2002

   Income tax benefit. The income tax benefits of $101,000 in fiscal 2001 and $29,000 in fiscal 2002 represent refundable taxes expected to be recovered through net operating loss carry-back claims, offset by current state income tax expense of $4,000 and $5,000 in fiscal 2002 and fiscal 2001, respectively.

   As a result of the forgoing, our net loss increased by $2,073,332, or 635.4% to $2,399,659, $.19 per share, in fiscal 2002 from $326,327,
$.03 per share, in fiscal 2001 as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

   We require significant working capital to fund our future operations. At June 30, 2002 we had cash of $32,344 and a working capital deficit of $2,143,592. The aggregate amount of accounts payable and accrued expenses at June 30, 2002 was $2,030,866. As a result of our continuing losses, our working capital deficiency has increased.

   We funded our losses through loans from our chief executive officer. At June 30, 2002, we owed our chief executive officer $876,554, of which $457,554 was incurred during fiscal 2002. We also utilized vendor credit and customer deposits. Because we have not been able to pay our trade creditors in a timely manner, we have been subject to litigation and threats of litigation from our trade creditors and we have used common stock to satisfy our obligations to trade creditors. When we issue common stock, we have provided that if the stock does not reach a specified price level one year from issuance, we will pay the difference between that price level and the actual price. As a result, we have contingent obligations to our some of these creditors. With respect to 400,000 shares of common stock issued during fiscal 2002, the market value of the common stock on June 30, 2002 was approximately $150,953 less than the guaranteed price.

   Our accounts payable and accrued expenses increased from $615,584 at June 30, 2001 to $2,030,866 at June 30, 2002 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $1,395,963 which relate to payments on orders which had not been filled at that date. We have used our advance payments to continue our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

     We require substantial funds to support our operations. Since the completion of the merger we have sought, and been unsuccessful, in our efforts to obtain funding for our business. Because of our losses, we are not able to increase our borrowing. Our bank facility terminated on November 1, 2002. On November 1, 2002 we reduced the outstanding balance to $100,000 and began discussions with the lender to extend the terms or to convert the balance to a term loan. To date, we do not have an agreement with respect to an extension with our existing lender or an agreement to convert the $100,000 outstanding balance to a term loan, or any agreements with any replacement lender. Our failure to obtain either an extension of our credit facility, a conversion of the outstanding balance to a term loan, or a facility with another lender could materially impair our ability to continue in operation, and we cannot assure you that we will be able to obtain the necessary financing. Our main source of funds other than the bank facility has been from loans from our chief executive officer. Because of both our low stock price and our losses, we have not been able to raise funds through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders will suffer significant dilution and the issuance of securities may result in a change of control. The merger agreement relating to the reverse merger provided, as a condition to CCS' obligation to close, that we closed on a private sale from which the we realized proceeds of $1,000,000. This condition was not met at closing, and CCS completed the reverse merger without the Company having received any proceeds from a private placement. At the closing of the reverse merger, we entered into a stock pledge agreement with ATLAS EQUITY, a Florida corporation and principal stockholder of the Company, pursuant to which ATLAS EQUITY was to have pledged 1,500,000 shares of common stock. Atlas Equity never delivered the shares to be held pursuant to the pledge agreement. The pledge agreement stipulated the pledged shares were to be returned to ATLAS EQUITY if we sold shares of unregistered common stock sufficient to generate net cash proceeds of $925,000 to us prior to June 1, 2002, which date was subsequently extended to June 14, 2002. To date, ATLAS EQUITY has not delivered the shares to be pledged and we have not received any financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include its attempts to settle vendor payables wherever possible, a reduction in operating expenses, and financing from the chief executive officer in the absence of other sources of funds. Management cannot provide any assurance that its plans will be successful in alleviating its liquidity concerns and bringing the Company to the point of sustained profitability. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 7. FINANCIAL STATEMENTS

        The financial statements begin on Page F-1.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   On April 18, 2002, our board of directors dismissed Salibello & Broder LLP as our independent public accountants and selected
Schneider & Associates LLP to serve as our independent public accountant for the fiscal year ending June 30, 2002. At no time since its engagement has Schneider & Associates LLP had any direct or indirect financial interest in or any connection with us or any of our subsidiaries other than as independent accountant.

   Our financial statements for the fiscal year ended June 30, 2001 were audited by Salibello & Broder LLP, whose report on such financial statements did not include any adverse opinion, or disclaimer of opinion, nor was the report qualified or modified as to audit scope or accounting principles. The report however was modified as to our ability to continue as a going concern. There were no disagreements with Salibello & Broder LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures in connection with the audit for the fiscal year ended June 30, 2001 and financial statements filed on Form 10-QSB for subsequent interim periods preceding their dismissal on April 18, 2002

   On December 8, 2000, Berenfeld, Spritzer, Shechter and Sheer, our independent public accountants resigned as our independent auditors and our board of directors selected Salibello & Broder LLP to serve as our independent public accountants for the fiscal year ending June
30, 2001. At no time since its engagement has Salibello & Broder LLP had any direct or indirect financial interest in us or any connection with any of our subsidiaries other than as independent accountant.

   Our financial statements for the fiscal year ended June 30, 2000 and for the period June 22, 1999 (inception) to June 30, 1999 were audited by Berenfeld, Spritzer, Shechter and Sheer whose report on such financial statements did not contain any adverse opinion, or disclaimer of opinion, nor was the report qualified or modified as to audit scope or accounting princilples. The report however was modified as to our ability to continue as a going concern. There were no disagreements with Berenfeld, Spritzer, Shechter and Sheer on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures in connection with the audit for the fiscal year ended June 30, 2000 and the period June 22, 1999 (inception) to June 30, 1999 and financial statements filed on Form 10-QSB for subsequent interim periods preceding their resignation on December 8, 2000.

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   DIRECTORS, EXECUTIVE OFFICERS AND KEY PERSONNEL

   Set forth below is information concerning our directors and executive officers.


            Name                  Age           Position
---------------------------- --------------     ----------------------------------------------
Ben Y. Jamil                            69      Chairman of the board, chief executive officer
                                                and director
Chris R. Decker                         55      Chief financial officer and director
Tom Felice                              41      Vice president sales and director
Manchem Cohen                           50      Vice president and director
Nomi Om                                 41      Vice president and director
Sylvain Naar                            61      Director

   Ben Y. Jamil has been chairman of the board, president, chief executive officer and a director of CCS since its organization in July 1992. He assumed such positions with us upon completion of the merger. Mr. Jamil has more than 40 years experience in government, military, law enforcement and business security, specializing in the design, and marketing of sophisticated, hi-tech systems for communication, voice and data privacy, surveillance and monitoring.

   Chris R. Decker, a certified public accountant, joined us in April 2002 and became chief financial officer in August 2002. Prior to that he was controller for Trumarkets LLC, a broker dealer, from June 1, 2001 until April 2002, an independent consultant from April 1999 until June 2001, was vice president corporate controller for County Seat Stores, Inc., a retailer of specialty apparel, from January 1998 until April 1999 and for three years prior thereto, was executive vice president, chief financial officer of All American Food Group, Inc. a franchising company in the specialty food sector.

   Tom Felice has been vice president and a director of CCS since October 2001. He assumed these positions with us upon completion of the merger, at which time he was also elected chief operating officer. He joined CCS at its inception as vice president of consumer sales. He took a leave of absence in November 2000 to consult for a family business and returned to CCS in October 2001.

   Menachem Cohen has been vice president for Latin American sales and a director of CCS since January 2002 and became our vice president and a director upon completion of the merger. He was a consultant to CCS from its inception in 1992 until 2002.

   Nomi Om has been vice president of international marketing for CCS since 1995 and a director since January 2002. She became our vice president and a director upon completion of the merger. Starting with CCS in 1992 as production manager, Ms. Om became director of special projects as a sales engineer, and in 1995 was appointed Vice President of International Marketing and Director of our Asian Market.

   Sylvain Naar has been a director of CCS since March 2002 and became one of our directors upon completion of the merger. From 1990 to February 2002, Mr. Naar was vice president for product and business development at Copytele, a developer of advanced flat panel displays and secure communication products. With over 30 years experience in telecommunications, Mr. Naar has held numerous executive positions at Hazeltine, Thomson, CSF, and Alcatel.

ITEM 10. EXECUTIVE COMPENSATION

   Set forth below is information with respect to compensation paid or accrued by us for fiscal years ended June 30, 2002, 2001 and 2000 to our chief executive officer. No other officer received compensation of $100,000 during any of those fiscal years.


   SUMMARY COMPENSATION TABLE

                                                                 Long-Term
                                                                 Compensation (Adwards)
                                 Fiscal                          Options, SARs
Name and Principal Position       Year      Salary       Bonus              (Number)
------------------------------- --------- ----------- -----------------------------------------
Ben Jamil, chief executive          2002    $143,223          $-                     1,000,000
officer                             2001     135,200           -
                                    2000     135,200           -

Employment Agreement

   In April 2002, in connection with the completion of the reverse merger, we entered into a three-year employment agreement with Ben Jamil pursuant to which Mr. Jamil agreed to serve as our president and chief executive officer. The agreement calls for an annual base compensation of $250,000 and may be increased on each anniversary date commencing May 1, 2003 by 10% if we achieve certain performance criteria. In addition to the base salary, Mr. Jamil is eligible to receive an annual discretionary bonus commencing June 30, 2003, at the sole discretion of the board of directors. Pursuant to the agreement, we granted Mr. Jamil a non-qualified stock option to purchase 1,000,000 shares of common stock at an exercise price of $2.00 per share. The option vests upon our attaining $10,000,000 of annual revenue and expires on April 17, 2007.

Stock Options

   As of January 21, 2002, our board of directors adopted the 2002 Stock Plan, which provided for the grant of non-qualified stock options to purchase a maximum of 2,000,000 shares of common stock. The 2002 Plan provides for the grant of incentive stock options and nonqualified stock options to purchase shares of Common Stock, to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. Any incentive stock options which may be granted pursuant to this plan are subject to stockholder approval of the plan. As of the date of this annual report on Form 10-KSB, stockholder approval of the 2002 stock plan has not been obtained, and all options granted under the plan are non-qualified stock options.

Option Exercises and Outstanding Options

   The following table sets forth information concerning the exercise of options during the fiscal year ended June 30, 2002 and the fiscal year-end value of options held by our chief executive officer, who is the only officer named in the summary compensation table. No stock appreciation rights have been granted.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

                                 Number of
                                 Securities    Value of
                                 Underlying    Unexercised
                                 Unexercised   In-the-Money
                                 Options at    Options at
                                 Fiscal Year   Fiscal Year
                                 End           End
               Shares   Value
               Acquired Realized Exercisable/  Exercisable/
               Upon              Unexercisable Unexercisable
      Name     Exercise
 -----------------------------------------------------------
   Ben Jamil         --       -- --/1,000,000        --/--


   The following table sets forth information concerning options granted during the fiscal year ended June 30, 2002 to our chief executive officer.

   Option Grants in Fiscal Year Ended June 30, 2002


                     Percent of                       Potential Realizable Value
                     Total                            an Annual Rates of Stock
          Number of  Options                          Price Appreciation for
          Shares     Granted to                       Option Term
          Underlying Employees  Exercise              --------------------------
          Options    in Fiscal  Price Per   Expiration
 Name     Granted    Year       Share          Date         5%    10%
--------------------------------------------------------------------------------
Ben Jamil 1,000,000   100.0%    $2.00     April 2007      $ *    $ *

   * The potential realizable value is not included since the options are exercisable at $2.00 per share, which is in excess of the fair market value at the date of grant. These options were granted to Mr. Jamil pursuant to his employment agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table and discussion provides information as to the shares of common stock benefically owned on September 30, 2002 by:

   - each director;

   - each officer named in the executive compensation table;

   - each person owning of record or known by us based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

   - all officers and directors as a group.


                                     Shares of Common   Percentage of
                                   Stock Benefically    Outstanding
               Name                      Owned          Common Stock
---------------------------------- ------------------   --------------
Ben Jamil                                 11,900,000             68.7%
145 Huguenot Street
New Rochelle, NY 10801
Michael Farkas                             1,347,000              7.8%
1221 Brickell Avenue
Miami, FL 33131

Chris R. Decker                                    -                -
Menachem Cohen                                     -                -
Tom Felice                                   250,000              1.4%
Nomi Om                                            -                -
Sylvain Naar                                       -                -
All directors and officers as a           12,150,000             70.2%
group (6 individuals)

   Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Stockholders are deemed to own shares of common stock issuable upon the exercise of options or upon conversion of convertible securities which are exercisable or convertible within 60 days of September 30, 2002.

   The shares beneficially owned by Michael Farkas represents 75,000 shares of common stock owned by him, 468,000 shares of common stock owned by Mr. Farkas' wife, Rebecca Farkas, as to which he disclaims beneficial ownership, and 804,000 shares of common stock owned by ATLAS EQUITY, which is beneficially owned by Mr. Farkas.

     ATLAS EQUITY agreed to pledge 1,500,000 shares of common stock, which shares are to be released to ATLAS EQUITY if we raise $925,000 by June 14, 2002. As of the date of this report, ATLAS EQUITY has not delivered the shares to be pledged and we have not received any financing.

   The shares beneficially owned by Mr. Felice represent shares of common stock issuable upon exercise of options held by him.

   In connection with an agreement between Mr. Ben Jamil and two financial consultants entered into prior to the reverse merger, the consultants or their designees were to purchase a 30% interest in five of our subsidiaries, and that 30% was to have been exchanged for 1,500,000 shares of series B preferred stock. Mr. Jamil has advised the consultants and their designees that, as a result of their failure to pay the consideration for the shares, the agreement is terminated and they have no interest in the series B preferred stock or the stock in the five subsidiaries. It is possible that the consultants or their designees may claim that they own the series B preferred stock or the stock in the five subsidiaries.

     Item 12. Certain Relationships and Related Transactions

     On April 17, 2002, pursuant to an agreement and plan of merger among us, CCS and our wholly-owned subsidiary, the subsidiary was merged into CCS, with the result that CCS became our wholly-owned subsidiary. As a result of the merger:

     - We issued an aggregate of 11,900,000 shares of common stock, 3,500,000 shares of series A preferred stock and 1,500,000 shares of series B preferred stock to the former stockholders of CCS, with each share of series A preferred stock and series B preferred stock being convertible into one share of common stock if the Company has either annual net revenue of $10,000,000 or net income of at least $1,000,000 prior to October 25, 2008, each share of series A preferred stock having 15 votes per share, and each share of series B preferred stock having no voting rights except as required by law. The series A and B preferred stock was issued to Mr. Ben Jamil.

     - Outstanding options and warrants to purchase a total of 1,800,500 shares of CCS' common stock were converted into options and warrants to purchase an equal number of shares of our common stock at exercise prices of $.50 to $1.00 per share.

     -    Our officers and directors resigned.

     - Ben Y. Jamil, Menachem Cohen, Tom Felice and Nomi Om, who were officer of CCS prior to the merger, were elected as our directors and offices, and Sylvain Naar, who was a director of CCS, was elected as a director.

     - We entered into a three-year employment agreement with Mr. Jamil and granted him a non-qualified stock option to purchase 1,000,000 shares of common stock at $2.00 per share pursuant to the employment agreement. The terms of Mr. Jamil's employment agreement are described under "Item 10. Executive Compensation."


   Item 13. EXHIBITS AND REPORTS ON FORM 8-KSB

   (a) Reports on Form 8-KSB

   (1) Current Report on Form 8-K filed on April 24, 2002 with respect to Items 1 and 2.
   (2) Current Report on Form 8-K filed on May 6, 2002 with respect to Item 5.
   (3) Current Report on Form 8-K/A filed on July 1, 2002 with respect to Item 1, 2 and 7.
   (4) Current Report on Form 8-K filed on October 24, 2002 with respect to Item 4.
   (5) Current Report on Form 8-K filed on October 29, 2002 with respect to Item 4.

   (b) Exhibits

   Exhibit

   No. Description

   2.1 Agreement and Plan of Merger dated as of February 28, 2002 among the Registrant, CCS International, Ltd., and CCS Merger Corp.(1)

   3.1 Articles of incorporation (2)

   3.2 Articles of Amendment to Articles of Incorporation

   3.3 By-laws (2)

  10.1 Employment Agreement, dated as of April 17, 2002, by and between the Registrant and Ben Jamil. (3)
  10.2 Form of pledge Agreement, dated as of April 17, 2002, by and between the Registrant and ATLAS EQUITY (3)

  10.3 2002 Stock Plan

  10.4 Lease dated June 1, 2000 between Rotterdam Ventures, Inc. d/b/a Galesi Enterprises and the Registrant.

  21.1 List of Subsidiaries

(1) Filed as an exhibit to the Registrant's Form 8-K with a report date of February 28, 2002 and which was filed with the Commission on March 5, 2002, and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Form 10SB12G which was filed with the Commission on October 17, 2000, and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Form 8-K with a report date of April 17, 2002 and which was filed with the Commission on April 25, 2002, and incorporated herein by reference.

   INDEX TO FINANCIAL STATEMENTS

   Independent Auditors Report                                             F - 1

   Consolidated Balance Sheet June 30, 2002                                F - 2

   Statements of Operations for the years ended June 30, 2002
    (consolidated basis) and June 30, 2001 (combined basis)                F - 3

   Statement of Stockholder's Deficit for the years ended June
    30, 2002 (consolidated basis) and June 30, 2001 (combined basis)       F - 4

   Statements of Cash Flow for the years ended June 30, 2002
    (consolidated basis) and June 30, 2001 (combined basis)                F - 5

   Notes to financial statements                                  F - 6 - F - 23

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Security Intelligence Technologies, Inc.

   We have audited the accompanying consolidated balance sheet of Security Intelligence Technologies, Inc. and subsidiaries as of June 30, 2002, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended June 30, 2002 (consolidated basis) and June 30, 2001 (combined basis). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Intelligence Technologies, Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the years ended June 30, 2002 (consolidated basis) and June 30, 2001 (combined basis) in conformity with accounting principles generally accepted in the United States of America.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note1, the Company has incurred operating losses in fiscal 2002 and 2001, negative cash flows from operations, and has limited cash and other resources to fund future operations. In addition, the Company is involved in material litigation, the costs of which have significantly impacted liquidity. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Jericho, New York
October 17, 2002

                    SECURITY INTELLIGENCE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2002



ASSETS
Current Assets:
      Cash                                                    $32,344
     Inventory                                              2,190,187
     Other current assets                                     185,515
                                                           -----------
        Total current assets                                2,408,046

Property and Equipment, at cost less accumulated
 depreciation and amortization of $390,938                    227,113

Other assets                                                   47,733
                                                           -----------

 Total assets                                              $2,682,892
                                                           ===========


LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Note payable - bank                                     $200,000
     Accounts payable and accrued expenses                  2,030,866
     Note payable - CEO/stockholder                           876,554
     Customer deposits                                      1,049,772
     Deferred revenue                                         346,191
     Deferred rent payable                                     48,255
                                                           -----------
          Total current liabilities                         4,551,638
                                                           -----------

Commitments and contingencies - See Notes

Stockholders' deficit:
     Preferred stock, $.0001 par value, 10,000,000 shares
      authorized:
          Series A Convertible-$1.00 per share liquidation
           preference, 3,500,000 sharesauthorized, issued and
           outstanding                                            350
          Series B Convertible-$1.00 liquidation
           preference, 1,500,000 shares 1,500,000 shares
           authorized, issued and outstanding                     150
     Common stock, $.0001 par value, 100,000,000 shares
      authorized, 16,992,346 issued and outstanding             1,699
     Additional paid in capital                               418,417
     Accumulated deficit                                   (2,289,362)
                                                           -----------
       Total stockholders' deficit                         (1,868,746)
                                                           -----------

Total liabilities and stockholders' deficit                $2,682,892
                                                           ===========

              The accompanying notes are an integral part of these
                              financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS



                                                    Year Ended
                                            --------------------------
                                                     June 30,
                                            --------------------------
                                                  2002        2001
                                            -------------- -----------
                                            (Consolidated) (Combined)


   Sales                                       $5,609,557  $6,229,244
                                            -------------- -----------

Costs and expenses:
   Cost of sales                                2,230,969   2,624,205
   Compensation and benefits                    2,236,191   1,997,295
   Professional fees and legal settlements      1,130,848     405,041
   Selling, general and administrative
    expenses                                    2,139,123   1,490,945
   Unrealized loss on derivatives                 150,953           -
   Depreciation and amortization                   84,774      87,381
                                            -------------- -----------
                                                7,972,858   6,604,867
                                            -------------- -----------

Operating loss                                 (2,363,301)   (375,623)

Interest expense                                   65,358      51,704
                                            -------------- -----------

Loss before income tax benefit                 (2,428,659)   (427,327)

Income tax benefit                                (29,000)   (101,000)
                                            -------------- -----------

Net loss                                      $(2,399,659)  $(326,327)
                                            ============== ===========


Loss per share, basic and diluted                  $(0.19)     $(0.03)
                                            ============== ===========

Weighted average number of shares              12,896,403  11,900,000
                                            ============== ===========

   The accompanying notes are an integral part of these financial statements.



       Security Intelligence Technologies, Inc. and Subsidiaries
             Statement of Changes in Stockholders' Deficit
                   Years Ended June 30, 2002 and 2001


                                                                                                 Retained
                                       Convertible Preferred                         Additional  Earnings      Total
                                     Series A          Series B       Common Stock    Paid-in  (Accumulated Stockholders'
                                Shares    Amount   Shares    Amount  Shares   Amount  Capital    Deficit)     Deficit
                            --------------------------------------------------------------------------------------------

Balances, July 1, 2000                  -    $-            -    $-      5,100 $5,100         -    $436,624     $441,724

Net loss                                -     -            -     -          -      -         -    (326,327)    (326,327)
                            --------------------------------------------------------------------------------------------

Balances,
 June 30, 2001 (combined)               -     -            -     -      5,100  5,100         -     110,297      115,397

Issuance of preferred stock
 to CEO/stockholder in
 exchange for common
 stock of affiliated
 companies                      3,500,000   350    1,500,000   150     (4,100)(4,100)    3,600           -            -

11,900 for 1 forward common
 stock split and change in par value
 to $.0001 per share                    -     -            -     - 11,899,000    190      (190)          -            -

Sale of common stock                    -     -            -     -     75,000      7    74,993           -       75,000

Issuance of common stock
   to settle debt                       -     -            -     -    417,346     42   348,248                  348,290

Issuance of common stock
 and elimination of
 accumulated deficit
 of legal acquirer in
 reverse merger                         -     -            -     -  4,600,000    460   (44,814)          -      (44,354)

Amortization of deferred
   compensation                         -     -            -     -          -      -    36,580           -       36,580

Net loss                                -     -            -     -          -      -         -  (2,399,659)  (2,399,659)
                            --------------------------------------------------------------------------------------------

Balances,
 June 30, 2002 (consolidated)   3,500,000  $350    1,500,000  $150 16,992,346 $1,699  $418,417 $(2,289,362) $(1,868,746)
                            ============================================================================================

   The accompanying notes are an integral part of these financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                    Year Ended
                                             -------------------------
                                                     June 30,
                                             -------------------------
                                                   2002       2001
                                             -------------- ----------
                                             (Consolidated) (Combined)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    $(2,399,659) $(326,327)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                 84,774     87,381
      Unrealized loss on derivatives               150,953          -
      Amortization of deferred compensation         36,580          -
      CHANGES IN OPERATING ASSETS AND
       LIABILITIES:
        (Increase) in inventory                   (190,751)  (109,411)
        (Increase) in other current
         assets                                    (70,127)   (95,811)
        Increase (decrease) in accounts
         payable and accrued expenses            1,568,265   (587,135)
        Increase in customer deposits              754,275    295,497
        (Decrease) increase in deferred
         revenue                                  (258,673)   505,509
        Increase in deferred rent payable           18,597     29,658
                                             -------------- ----------
Net cash used in operating activities             (305,766)  (200,639)
                                             -------------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment               (2,166)   (26,393)
   (Increase) in other assets                      (10,500)       (22)
                                             -------------- ----------
Net cash used in investing activities              (12,666)   (26,415)
                                             -------------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock           75,000          -
   Borrowings under note payable - bank                  -    300,000
   Repayments of note payable - bank              (200,000)         -
   Borrowings under note payable -
    CEO/stockholder                                607,554          -
   Repayments of note payable -
    CEO/stockholder                               (150,000)   (90,224)
                                             -------------- ----------
Net cash provided by financing activities          332,554    209,776
                                             -------------- ----------
Net increase (decrease) in cash                     14,122    (17,278)

Cash, beginning of year                             18,222     35,500
                                             -------------- ----------
Cash, end of year                                  $32,344    $18,222
                                             ============== ==========

   The accompanying notes are an integral part of these financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

CCS International, Ltd. and its wholly-owned subsidiaries ("CCS") are engaged in the design, manufacture and sale of security and surveillance products and systems. CCS is a Delaware corporation, organized in 1992. The Company purchases finished items for resale from independent manufacturers, and also assembles off-the-shelf electronic devices and other components into proprietary products and systems at its own facilities. The Company generally sells to businesses, distributors, government agencies and consumers through four retail outlets located in Miami, Florida; Beverly Hills, California; Washington, DC; and New York City, and from its showroom in New Rochelle, New York. On April 17, 2002, CCS merged with Security Intelligence Technologies, Inc., a Florida corporation ("SIT") (collectively the "Company") and became a wholly owned subsidiary of SIT. The merger has been accounted for as a reverse acquisition, since the management and stockholder of CCS obtained control of the merged entity after the transaction was completed (See Note 6). Under reverse acquisition accounting, CCS is considered the accounting acquirer and SIT is considered the accounting acquiree. Inasmuch as SIT had no substantive assets or operations at the date of the transaction, the merger has been recorded as an issuance of CCS stock to acquire SIT, accompanied by a recapitalization, rather than as a business combination.

Principles of Consolidation and Basis of Financial Statement Presentation

Prior to January 31, 2002, the Company's CEO, Ben Jamil owned all of the outstanding stock of CCS International, Ltd. and five other affiliated companies comprising CCS. Accordingly, the accompanying financial statements for the year ended June 30, 2001 have been presented on a combined basis and include the accounts of CCS International, Ltd., and the following Affiliated Companies: Spy Shop, Ltd. d/b/a Counter Spy Shop of Delaware, a Delaware corporation (retail store); Security Design Group, Inc., a New York corporation (formerly a manufacturing operation, currently inactive); Counter Spy Shop of Mayfair London, Ltd., a District of Columbia corporation (retail store); CCS Counter Spy Shop of Mayfair London, Ltd., a California corporation (retail store); and Counter Spy Shop of Mayfair, Ltd., a Florida corporation (retail store). During fiscal 2002, CCS recapitalized and became a consolidated group (see Note 6). Accordingly, the financial statements for the year ended June 30, 2002 have been presented on a consolidated basis. The accounts and operations of SIT are included from the merger date (April 17, 2002) only.

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,399,659 and $326,327 for the years ended June 30, 2002 and

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Principles of Consolidation and Basis of Financial Statement Presentation
- Continued

June 30, 2001 respectively. In addition, at June 30, 2002, the
Company had a working capital deficit of $2,143,592 and a deficiency in stockholders' equity of $1,868,746. The Company is also a defendant in material and costly litigation, which has significantly impacted liquidity. See Note 14.

   The Company requires additional financing which may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include its attempts to settle vendor payables wherever possible, a reduction in operating expenses, and financing from the chief executive officer in the absence of other sources of funds. Management cannot provide any assurance that its plans will be successful in alleviating its liquidity concerns and bringing the Company to the point of sustained profitability. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.

Property and equipment

Assets are stated at cost. Depreciation is computed over the estimated useful life of the assets generally using the straight-line method over periods ranging from five to seven years. Additions and major renewals and betterments are capitalized and depreciated over their estimated useful lives. Repairs and maintenance are charged to operating expenses as incurred.

Long-lived assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue recognition

The Company recognizes revenue from store sales upon the delivery of merchandise to a customer. Non-refundable advance payments received under marketing and distribution arrangements are deferred and either applied as payments towards customer purchases made pursuant to the terms of the respective agreements, recognized as income at the termination of the agreement if specified purchase quotas have not been met by the customer. Customer deposits are initially recorded as liabilities and recognized as revenue when the related goods are shipped.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation". Pursuant to these accounting standards, the Company records deferred compensation for stock options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. No compensation expense is recorded for fixed stock options that are granted to employees and directors at an exercise price equal to the fair market value of the common stock on the date of the grant. Employee stock options exchanged in the reverse merger are subject to variable accounting pursuant to the provisions of EITF Issue 00-23, Issue No.1 because the exchange resulted in an increase in intrinsic value. For variable stock options, compensation expenses are recognized over the vesting period based on the difference, if any, between the quoted market price of the Company's stock on the last trading day of each reporting period and the exercise price of the option. Variable accounting will continue until the date of exercise, forfeiture or expiration.

Stock options and warrants granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options and warrants granted to non-employees are periodically re-measured until the options vest.

Income taxes

The Company uses the liability method to determine its income tax expense. Under this method, deferred tax assets and liabilities are computed based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Advertising

Advertising costs are expensed as incurred. The Company incurred advertising expenses of approximately $341,000 and $430,000 during the years ended June 30, 2002 and 2001 respectively.

Derivatives

Certain shares issued by the Company to settle debt obligations contain a price guarantee that requires the Company to settle in cash any difference between the original face amount of the debt and proceeds from the creditor's subsequent sale of the shares. The Company accounts for these transactions by recording the debt at fair value with periodic mark-to-market adjustments until the guarantee is settled. Unrealized gains or losses resulting from changes in fair value are included in earnings and accrued expenses.

Fair Value of Financial Instruments

The fair values of financial instruments recorded on the balance sheet are not significantly different from their carrying amounts due to the short-term nature of those instruments, or because they are accounted for at fair value.

New accounting pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("FAS No. 141") and No.142 "Goodwill and Other Intangible Assets" ("FAS No. 142"). FAS No. 141 supersedes APB Opinion No. 16, "Business Combinations" and FAS Statement No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by a single method, the purchase method. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142, is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested for impairment annually and written down only when impaired. The adoption of these pronouncements is not expected to have a material impact on the Company's financial position or results of operations.

In August 2001, the Financial Accounting Standards Board ("FASB") issued FAS No.143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a material impact on its financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

New accounting pronouncements - continued

In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS No. 144 supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of FAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. The Company does not expect the adoption of SFAS 143 to have a material impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS
No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections." This statement rescinds the following statement of SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and its amendment SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements," as well as, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." The statement also amends SFAS No. 13, "Accounting for Leases", by eliminating an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS 145 to have a material impact on its financial statements.

In June 2002, the FASB issued SFAS 146, "Accounting for Cost Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by Emerging Issues Task Force 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial statements.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash balances. The Company limits the amount of credit exposure to any one financial institution. The Company generally does not grant credit to domestic or foreign customers.

Research and development costs

Research and development costs are charged to expense as incurred.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
Continued:

Earnings (Loss) Per Share

   The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic loss per share is computed using the weighted average number of shares of common stock outstanding and diluted loss per share is computed based on the weighted average number of shares of common stock and all dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Stock options and preferred stock that are convertible into common stock based on the Company's attainment of performance goals are not includible in the calculation of earnings per share until the specified targets are met. The following securities have been excluded from the diluted computation for fiscal 2002 because they are contingently issuable and/or antidilutive:

   Series A Convertible Preferred Stock     3,500,000
   Series B Convertible Preferred Stock     1,500,000
   Stock options                            1,783,000
   Warrants                                   400,000

The calculation of earnings per share for the year ended June 30, 2001 gives retroactive effect to the recapitalization and forward stock split described in Note 6.

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation.

2. INVENTORY


Inventories consist of the following at June 30, 2002:

Small components and supplies                               $424,594
Finished goods                                             1,800,354
                                                          -----------
                                                          $2,224,948
                                                          ===========

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

   3. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following at June 30, 2002:


Office furniture and equipment                               $206,973
Leasehold improvements                                        411,078
                                                             ---------
                                                              618,051
Accumulated depreciation and amortization                    (390,938)
                                                             ---------
                                                             $227,113
                                                             =========

Depreciation and amortization expense was $84,774 and $87,381 for the years ended June 30, 2002 and 2001, respectively.

4. NOTE PAYABLE - BANK

Prior to June 1, 2002, the Company had a bank credit agreement pursuant to which it could borrow up to $400,000 with interest at the bank's price plus 1%. On June 1, 2002, the available credit was reduced to $200,000 and the interest rate was increased to the bank's prime rate plus 2.5%. The Note is secured by substantially all of the assets of the Company, and personal assets and a guaranty of the chief executive officer. The bank also requires the Company to maintain average monthly compensating balances of $60,000 and will assess additional interest at the prime rate plus 2.5% (7.25% at June 30, 2002) on any shortfall. The credit facility expires on November 1, 2002, when all unpaid principal and interest shall be due in full. Management cannot provide assurance that the line of credit will be renewed or that, if necessary, it will be able to replace the line with alternative financing on similar terms.

5. NOTE PAYABLE - CEO/Stockholder

This amount represents an unsecured note payable to the Company's chief executive officer and bears interest at the rate of 5% per annum. The note is subject to a bank subordination agreement which requires the note to remain at a balance of at least $569,000 until all bank obligations have been paid in full. The loan balance requirement was temporarily reduced by the bank to $419,000 for the period from June 30, 2001 to December 31, 2001.

6. STOCKHOLDERS' EQUITY; REVERSE MERGER

Corporate recapitalization and reorganization

On February 28, 2002. CCS completed a recapitalization and entered into an agreement of merger with a publicly-

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

6. STOCKHOLDERS' EQUITY; REVERSE MERGER (continued)

Corporate recapitalization and reorganization (continued)

traded company, as described below. Effective February 28, 2002, CCS amended and restated its certificate of incorporation, increasing the number of authorized shares of common stock from 1,500 shares, no par value to 50,000,000 shares, par value $.0001 per share, and created a class of 10,000,000 shares of preferred stock, par value $.0001 per share. CCS directors have the right to determine the rights, preferences and privileges and restrictions and limitations of the preferred shares.

The board of directors has authorized two series of preferred stock, the Series A Preferred stock, consisting of 3,500,000 shares, and the Series B Preferred stock, consisting of 1,500,000 shares. Both Series A and Series B preferred shares have a liquidation preference of $1.00 per share and are each convertible into one share of common stock if CCS has either consolidated annual net revenue of at least $10,000,000 or annual consolidated net income of at least $1,000,000 prior to October 15, 2008. Each share of Series A Preferred stock has 15 votes per share; Series B Preferred stock is nonvoting except as required by law.

     On February 28, 2002, pursuant to an Exchange Agreement dated February 25, 2002, Mr. Jamil exchanged all of his shares in the Affiliated Companies for 3,500,000 shares of CCS Series A Preferred stock and 1,500,000 shares of CCS Series B Preferred stock. See Note 15 with respect to a potential claim relating to the shares of Series B Preferred Stock that were issued to Mr. Jamil. Also on February 28, 2002, the CCS Board of Directors approved an 11,900 for 1 forward stock split of common stock.

Reverse Merger

As of February 28, 2002, CCS, SIT (then known as HipStyle.Com,
Inc.), a Florida corporation, and CCS Acquisition Co., a Delaware corporation ("MergerSub"), entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement"), pursuant to which on April 17, 2002 (the "Effective Date"), MergerSub was merged with and into CCS, and CCS became a wholly-owned subsidiary of SIT. Pursuant to the merger, on the Effective Date, Mr. Jamil, as holder of 3,500,000 shares of Series A Preferred stock, 1,500,000 shares of Series B Preferred stock and 11,900,000 shares of CCS common stock, received an equal number of SIT shares, respectively. In addition, outstanding CCS options to purchase 1,800,500 shares of common stock and warrants to purchase 400,000 shares of common stock were exchanged for similar SIT securities. Further, the existing board of directors and officers of SIT resigned and were replaced by the board of directors and officers of CCS. Following the merger, Mr. Jamil owned approximately 72% of the 16,575,000 shares of SIT common stock then outstanding, and 100% of the outstanding shares of Series A and Series B Preferred Stock. The merger transaction has been accounted for as a reverse acquisition, since the management and stockholder of CCS obtained control of the merged entity after the transaction was completed. Inasmuch as SIT had no substantive assets or operations at the date of the transaction, the merger has been recorded as an issuance of CCS stock to acquire SIT, accompanied by a recapitalization, rather than as a business combination.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

7. STOCK OPTIONS

2002 Stock Option Plan

As of January 21, 2002, the board of directors of the Company adopted the 2002 Stock Plan, which provided for the grant of incentive and non-qualified stock options to purchase a maximum of 2,000,000 shares of common stock to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. In connection with the reverse merger outstanding options to purchase a total of 1,800,500 shares of CCS' common stock were converted into options to purchase an equal number of shares of the Company's common stock at an exercise price of $.50 to $1.00 per share, which was the same exercise price as the options under the CCS plan.

A summary of changes in common stock options during fiscal 2002 and 2001 follows:

                                           Number of   Weighted Average Exercisable
                                            Shares     Exercise Price     Shares
                                          ----------- ----------------- -----------

Outstanding at June 30, 2000                       -                $-
   Granted                                         -
   Cancelled                                       -
   Exercised                                       -
                                          -----------
Outstanding at June 30, 2001                       -                             -

   Granted                                 1,850,500             $0.60
   Cancelled                                 (67,500)            $1.18
   Exercised                                       -                 -
                                          -----------
Outstanding at June 30, 2002               1,783,000                       755,000
                                          ===========                   ===========


FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2002: dividend yield of 0%, risk-free interest rate of 3.38%, expected lives of eight years, and expected volatility of 120%. Under the accounting provisions of SFAS Statement 123, the Company's net loss and loss per share for 2002 and 2001 would have been the pro forma amounts indicated below:

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

7. STOCK OPTIONS (continued)

2002 Stock Option Plan (continued)

                                                  Year Ended June 30,
                                              ------------------------
                                                    2002        2001
                                              ------------ -----------
Net (loss):
  As reported                                 $(2,399,659)  $(326,327)
  FAS 123 effect                                 (510,443)          -
                                              ------------ -----------
  Proforma net loss                           $(2,910,102)  $(326,327)
                                              ============ ===========

(Loss) per share:
  As reported                                      $(0.19)     $(0.03)
  Proforma                                         $(0.23)     $(0.03)

Basis and diluted weighted average number
  of shares outstanding                        12,896,403  11,900,000
                                              ============ ===========


The following table summarizes information about stock options outstanding at June 30, 2002


                                 Weighted
                 Number          Average              Number
    Exercise   Outstanding      Remaining          Exercisable
      Price      6/30/2002    Life (Months)         at 6/30/02
    --------- ------------- ------------------ --------------------
       $0.50     1,651,000                116              755,000
       $1.00        72,000                118                    -
       $1.90        10,000                118                    -
       $2.45        50,000                118                    -
              -------------
                 1,783,000
              =============

At June 30, 2002 there were 217,000 options available for future grant under the 2002 Stock Plan.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

7. STOCK OPTIONS (continued)

Other Option Grant

Pursuant to the chief executive officer's employment agreement, the Company granted to him a non-qualified stock option to purchase 1,000,000 shares of common stock at an exercise price of $2.00 per share. These options vest upon achievement by the Company of $10,000,000 of annual revenues. Due to the uncertainty of reaching the stipulated performance target, the Company has not established a measurement date for the option. Upon determination that the achievement of the revenue threshold is probable, the Company will value the option on the measurement date using the intrinsic value method, and will record the resulting charge, if any, over the remaining vesting period.

Common Stock Purchase Warrants

In connection with the reverse merger, warrants to purchase a total of 400,000 shares of CCS common stock issued to a consultant were converted into warrants to purchase an equal number of shares of the Company's common at an exercise price of $.50 per share, subject to an anti-dilution provision, as defined. The warrants vest on April 17, 2003. The Company has valued the warrants at $157,000 using the Black-Scholes option pricing model. This amount is being amortized to earnings over the vesting period.

8. PLEDGE AGREEMENT

The merger agreement relating to the reverse merger provided, as a condition to CCS' obligation to close, that the Company closed on a private sale from which the Company realized proceeds of $1,000,000. This condition was not met at closing, and CCS completed the reverse merger without the Company having received any proceeds from a public offering. At the closing of the reverse merger, the Company entered into a stock pledge agreement ("Pledge Agreement") with Atlas Equity Group, Inc., a Florida corporation and stockholder of the Company ("Atlas Equity"), pursuant to which Atlas Equity was to have pledged 1,500,000 shares of common stock of the Company (the "Pledged Shares"). Atlas Equity never delivered the shares to be held pursuant to the pledge agreement. The Pledge Agreement stipulated the pledged shares were to be returned to Atlas Equity if the Company sold shares of its unregistered common stock sufficient to generate net cash proceeds of $925,000 to the Company prior to June 1, 2002, subsequently extended to June 14, 2002. To date Atlas Equity has not delivered the shares to be pledged and the Company has not received any financing.

9. RECENT SALES OF UNREGISTERED SECURITIES

On April 17, 2002 the Company sold 75,000 shares of common stock to Michael Farkas, the beneficial owner of Atlas Equity Group, a principal stockholder of the Company prior to the merger for $75,000. On April 25, 2002 the Company issued 17,346 shares of restricted common stock in full payment of trade payables of $25,297.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

9. RECENT SALES OF UNREGISTERED SECURITIES (continued)

On May 21, 2002 the Company entered into an agreement under which it issued 250,000 shares of restricted common stock in full payment, subject to certain terms, of trade payables of $172,953. On June 28, 2002 the Company entered into an agreement under which it issued 150,000 shares of restricted common stock in full payment, subject to certain terms, of trade payables of $150,000 to the same accredited investor. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The agreements provide the investor will, after a one year waiting period, commence selling the shares of common stock. Once all of the shares of common stock have been sold the investor will provide the Company with documentation of the proceeds of the sales. If the proceeds do not meet or exceed the original amount of the trade payables of $322,953 then the Company will, within 5 days, pay to the accredited investor the difference. The Company has classified the price guarantee arrangements as derivatives, which require mark-to-market accounting with changes in fair value recorded in earnings. As of June 30, 2002, the Company has reported an unrealized loss of $150,953.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2002

10. INCOME TAXES

The income tax benefit consists of the following:


                                                         June 30,
                                                --------------------------
                                                      2002           2001
                                                -----------  -------------

 Currently payable (refundable):
   Federal                                        $(33,000)     $(106,000)
   State and local                                   4,000          5,000
                                                -----------  -------------
                                                   (29,000)      (101,000)
                                                -----------  -------------
 Deferred:
   Federal                                               -              -
   State and local                                       -              -
                                                -----------  -------------
                                                         -              -
                                                -----------  -------------
 Income tax benefit                               $(29,000)     $(101,000)
                                                ===========  =============


 Following is a reconciliation of the income tax benefit with income taxes on the federal statutory rate:

 Federal tax at statutory rate                   $(826,000)     $(145,000)
 State and local taxes, net of federal effect      (92,500)       (21,000)
 Rate differential relating to net operating             -
    loss carrybacks                                      -         26,000
 Nondeductible items                                50,500         10,000
 Change in valuation allowance                     839,000         29,000
                                                -----------  -------------
Income tax benefit                                $(29,000)     $(101,000)
                                                ===========  =============

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2002

10. INCOME TAXES


  Components of deferred taxes at June 30, 2002 are as follows:
  Deferred tax assets:
    Net operating
     losses                                            $746,300
    Deferred rent payable                                19,200
    Reserves and allowances                             115,900
    Stock based compensation                             14,000
                                                    ------------
                                                        895,400
  Deferred tax
   liability:
    Property and equipment                                6,400
                                                    ------------
                                                        889,000
  Less valuation allowance                             (889,000)
                                                    ------------
  Net deferred taxes                                  $       -
                                                    ============

The Company has recorded valuation allowances to offset tax benefits arising from deferred tax items because their realization is uncertain. The Company has federal net operating loss carry-forwards of approximately $1,900,000 available to offset future federal taxable income. These losses expire in 2021 and 2022.

11. 401(K) SAVINGS PLAN

The Company maintains a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their salary, subject to the Internal Revenue Service limits. The Company may make a discretionary match as well as a discretionary contribution. The Company did not make any contributions to the plan for the years ended June 30, 2002 and 2001.

12. RELATED PARTY TRANSACTIONS

Employment Agreement

In April 2002, in connection with the completion of the merger, the Company entered into a three-year employment agreement with Mr. Jamil pursuant to which he agreed to serve as the Company's president and chief executive officer. The agreement calls for an annual base compensation of $250,000 and may be increased on each anniversary date commencing May 1, 2003 by 10% if the Company achieves certain performance criteria. In addition to the base salary, the chief executive officer is eligible to receive an annual discretionary bonus commencing June 30, 2003, at the sole discretion of the board of directors. Pursuant to the agreement, the Company granted the chief executive officer a non-qualified stock option to purchase 1,000,000 shares of common stock at an exercise price of $2.00 per share. These options vest upon achievement by the Company of $10,000,000 of annual revenues.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2002

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                            Year Ended
                                                --------------------------------
                                                            June 30,
                                                --------------------------------
                                                      2002             2001
                                                --------------- ----------------
                                                (Consolidated)     (Combined)

Cash paid during the period for:
  Interest                                             $60,982          $59,561
                                                =============== ================
  Income taxes                                         $23,296         $161,621
                                                =============== ================


Non-cash financing and investing activities:
  Common stock issued to settle accounts payable      $348,290               $-
                                                =============== ================
  Accrued liabilities assumed in reverse merger        $44,354               $-
                                                =============== ================


14. COMMITMENTS AND CONTINGENCIES

Litigation

On or about May 11, 2000 an action was commenced against CCS in the Supreme Court, New York County, captioned Ergonomic Systems
Philippines Inc. v. CCS International Ltd. The plaintiff seeks to recover $81,000, which was paid to CCS in connection with a distributorship agreement between the parties, plus costs and interest. CCS has denied the material allegations of the claim and has raised affirmative defenses thereto. CCS believes that it has valid defenses to the claim.

On or about May 25, 2001, an action was commenced against CCS in the United States District Court for the Southern District of New York, captioned Shenzen Newtek v. CCS International Ltd. The plaintiff seeks to recover $91,500, which was paid to CCS in connection with a distributorship agreement between the parties, plus costs and interest. CCS has denied the material allegations of the plaintiff's claim and has raised affirmative defenses thereto.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

14. COMMITMENTS AND CONTINGENCIES - Continued

Litigation - continued

CCS also asserted a counterclaim seeking damages of $500,000 based upon the plaintiff's alleged breach of the distributorship agreement. This matter was settled between the parties on July 10, 2002. (See
Note 15).

On or about October 12, 2001, an action was commenced against CCS in the United States District Court for the Southern District of New York, captioned China Bohai Group C. Ltd. and USA International Business Connections Corp. v. CCS International, Ltd. The plaintiff seeks to recover $250,000 paid to CCS in connection with a distributorship agreement between the parties, plus $5,000,000 of punitive damages and costs and interest. CCS has denied the material allegations of the plaintiff's claim and has raised affirmative defenses thereto. CCS has asserted a counterclaim seeking damages in the approximate amount of $1,150,000 based upon the plaintiff's alleged breach of the parties' distributorship agreement. The Company believes that it has valid defenses to the claim.

In June 1998, a photographer formerly retained by CCS filed suit in U. S. District Court for the Southern District of New York captioned Frank Ross and Julietta Vassilkioti v. CCS International, Ltd. The plaintiff is seeking damages for alleged copyright infringement. The judge in the case has granted the plaintiff partial summary judgment; a hearing to determine damages has not yet been scheduled. Under federal judicial rules, the Company is unable to contest the granting of partial summary judgment until a final judgment has been rendered. The Company believes that it has substantial defenses to the claim asserted in the lawsuit.

   In June 2001, a former product distributor of CCS brought suit in Circuit Court, Palm Beach, Florida, captioned Allan L. Dunterman, Jr.
v. CCS International, Ltd. The plaintiff claims that CCS engaged in breach of contract, among other allegations. CCS has moved the complaint to the
U. S. District Court for the Southern District of Florida, where it is currently pending. In its answer to the complaint, CCS has denied any wrongdoing and has asserted numerous affirmative defenses. The parties have exchanged initial written discovery and are currently in settlement discussions.

   On May 2, 2002, Menachem Cohen, vice president and a director, and two other employees of one of the Company's subsidiaries were arrested pursuant to a criminal complaint filed in the United States District Court of the Southern District of Florida. The complaint alleges that such individuals violated federal law in that they intentionally manufactured, assembled, possessed or sold a device used for the surreptitious interception of electronic communications and that the device was sent through the mail or transmitted in intrastate or foreign commerce. On September 4, 2002, the United States District Court of the Southern District of Florida entered an order dismissing all charges against Menachem Cohen, vice president and director, and the two other employees of one of the Company's subsidiaries. (See note 15).

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

14. COMMITMENTS AND CONTINGENCIES - Continued

Litigation - continued

Given that litigation is subject to many uncertainties, it is possible to predict the outcome of the litigation pending against the Company. Accordingly, management has not made an estimate of the amount or range of loss that could result from an unfavorable outcome of pending cases, and the Company has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. However, it is possible that the Company's business, results of operations, cash flows or financial position could be materially affected by an unfavorable outcome of certain pending litigation. All such cases are being, and will continue to be vigorously defended, and the Company believes that it has meritorious and valid defenses against all such litigation, as well as valid bases appeal of any adverse verdicts, should they result.

Stock Purchase Agreements

On January 31, 2002, Mr. Jamil entered into an understanding with two financial consulting companies to sell to them 30% of his interest in the common stock of CCS's subsidiaries, excluding Security Design, Inc., for nominal consideration. Mr. Jamil has advised the Company that neither the two financial consultants nor their designees have paid the required consideration for the shares, and that he has never formally transferred any stock ownership in the subsidiaries to the financial consultants or their designees. Further, a total of 1,500,000 shares of the Company's Series B Preferred Stock were issued to the chief executive officer in partial exchange for his shares in the subsidiaries, and not to the financial consultants or their designees as had been contemplated by agreements between the chief executive officer and the financial consultants or their designees. The Company cannot give any assurance that the financial consultants will not claim that they are entitled to the Series B shares.

Operating Leases

The Company leases office space and office equipment under non-cancelable operating leases that expire over various periods through 2012. Rent expense under the Company's headquarters lease is being recognized on a straight-line basis to account for rent concessions during the lease term, resulting in deferred rent payable of $29,658. Total rent expense for the years ended June 30, 2002 and 2001 was approximately $491,728 and $268,158 respectively. Approximate rent expense for fiscal 2001 is net of a reversal of fiscal 2000 rent accruals in the approximate amount of $203,840. The reversal relates to a settlement of arrears on the Company's former headquarters in New York City. Excluding this settlement, rent expense for fiscal 2001 would have been approximately $474,000.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

14. COMMITMENTS AND CONTINGENCIES - Continued

Operating Leases - continued

The approximate future minimum rental commitments for all long-term non-cancelable operating leases are as follows:



Year ending
  June 30,           Amount
------------      ------------

       2003          $512,676
       2004           447,496
       2005           404,768
       2006           163,278
       2007           160,701
Thereafter            602,105
                  ------------
                   $2,291,024
                  ============


15. SUBSEQUENT EVENTS

Litigation

   On July 10, 2002, the Company and Shenzhen Newtek entered into a Settlement Agreement under which SIT issued 67,000 shares of its common stock in full settlement, subject to certain terms, of the $67,000 claim. If the market price of the Company's common stock on July 10, 2003 is less than $1.00 per share, the Company is to pay the plaintiff the difference between $67,000 and the value of the stock. At September 30, 2002, the closing price of the Company's common stock was $.17 per share.

On September 4, 2002, the United States District Court of the
Southern District of Florida entered an order dismissing all charges against Menachem Cohen, vice president and director, and the two other employees of one of the Company's subsidiaries. See Note 14.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY INTELLIGENCE TECHNOLOGIES, INC.

                                         /s/ Ben Y. Jamil
                                         ----------------
                                         Ben Y. Jamil
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer
                                         Dated: November 5, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Ben Y. Jamil                            /s/ Chris R. Decker
----------------                            -------------------
Ben Y. Jamil                                Chief Financial Officer and Director
Chairman of the Board of Directors,
President and Chief Executive Officer       Dated: November 5, 2002
Dated: November 5, 2002

/s/ Menachem Cohen                          /s/ Tom Felice
------------------                          --------------
Menachem Cohen                              Tom Felice
Vice President and Director                 Vice President and Director
Dated: November 5, 2002                     Dated: November 5, 2002

/s/ Nomi Om                                 /s/ Sylvain Naar
-----------                                 ----------------
Nomi Om                                     Sylvain Naar
Vice President and Director                 Director
Dated: November 5, 2002                     Dated: November 5, 2002

CERTIFICATION OF CHIEF EXECUTIVE AND FINANCIAL OFFICERS

   The undersigned chief executive officer and chief financial officer of the Registrant do hereby certify that this Annual Report of Form 10-KSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, as amended, and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the issuer at the dates and for the periods shown in such report.

                                     /s/ Ben Y. Jamil
                                     ----------------
                                     Ben Y. Jamil, Chief Executive Officer

                                     /s/ Chris R. Decker
                                     -------------------
                                     Chris R. Decker, Chief Financial Officer

   Ben Y. Jamil does hereby certify that he is the duly elected and incumbent chief executive officer and Chris R. Decker does hereby certify that he is the duly elected and incumbent chief financial officer of Security Intelligence Technologies, Inc. (the "issuer") and each of them does hereby certify, with respect to the issuer's Form 10-KSB for the fiscal year ended June 30, 2002 (the "report") as follows:

1. He or she has reviewed the report;

2. Based on his or her knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on his or her knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4. He or she and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures, as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, for the issuer and have:

   i. Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

   ii. Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

   iii. Presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date

5. He or she and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

   i. All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

   ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. He or she and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ Ben Y. Jamil
                                        ----------------
                                        Ben Y. Jamil
                                        Chief Executive Officer

                                        /s/ Chris R. Decker
                                        -------------------
                                        Chris R. Decker
                                        Chief Financial Officer