Form 10QSB
period 2002-11-19
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2002-11-19
CIK 1117258

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,2002

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of November 12, 2002 was 17,224,346.




            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10QSB

                         PERIOD ENDED September 30,2002

                                TABLE OF CONTENTS

PART I -          FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements:

                  Consolidated Balance Sheets                                                                              3

                  Statements of Operations for the three months ended September 30, 2002
                     (consolidated basis) and September 30, 2001 (combined basis)                                          4

                  Statements of Cash Flow for three months ended September 30, 2002
                    consolidated basis) and September 30, 2001 (combined basis)                                            5

                  Condensed Notes to Financial Statements                                                                  6

Item 2.           Management's Discussion and Analysis of Financial Condition                                              9
                     and Results of Operations

Item 3.           Controls and Procedures                                                                                 11

PART II -         OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                                        12







        SECURITY INTELLIGENCE TECHNOLOGIES, INC.
        CONSOLIDATED BALANCE SHEETS

                                                                               September 30,
                                                                                    2002            June 30,
                                                                                (Unaudited)           2002
                                                                              ----------------   ---------------
ASSETS
Current Assets:
      Cash                                                                           $ 13,661          $ 32,344
     Inventory                                                                      2,154,534         2,190,187
     Other current assets                                                             210,760           185,515
                                                                              ----------------   ---------------
        Total current assets                                                        2,378,955         2,408,046

Property and Equipment, at cost less accumulated depreciation
   and amortization of $409,990 and $390,938                                          208,061           227,113

Other assets                                                                           47,733            47,733
                                                                              ----------------   ---------------

 Total assets                                                                     $ 2,634,749       $ 2,682,892
                                                                              ================   ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Note payable - bank                                                            $ 200,000         $ 200,000
     Accounts payable and accrued expenses                                          2,431,699         2,030,866
     Note payable - CEO/stockholder                                                   862,335           876,554
     Customer deposits                                                              1,086,417         1,049,772
     Deferred revenue                                                                 562,528           346,191
     Deferred rent payable                                                             52,210            48,255
                                                                              ----------------   ---------------
         Total current liabilities                                                  5,195,189         4,551,638
                                                                              ----------------   ---------------

Commitments and contingencies - See Notes

Stockholders' deficit:
     Preferred stock, $.0001 par value, 10,000,000 shares authorized:
         Series A Convertible-$1.00 per share liquidation preference,
            3,500,000 shares authorized, issued and outstanding                           350               350
         Series B Convertible-$1.00 per share liquidation preference,
            1,500,000 shares authorized, issued and outstanding                           150               150
     Common stock, $.0001 par value, 100,000,000 shares authorized,
         17,059,346 and 16,992,346 issued and outstanding at September 30,              1,706             1,699
            2002, and June 30, 2002 respectively
     Additional paid in capital                                                       443,497           418,417
     Accumulated deficit                                                           (3,006,143)       (2,289,362)
                                                                              ----------------   ---------------
       Total stockholders' deficit                                                 (2,560,440)       (1,868,746)
                                                                              ----------------   ---------------

Total liabilities and stockholders' deficit                                       $ 2,634,749       $ 2,682,892
                                                                              ================   ===============

The accompanying notes are an integral part of these financial statements.




            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                              ------------------------------------
                                                                               September 30,
                                                                              ------------------------------------
                                                                                    2002                2001
                                                                              -----------------    ---------------

(Consolidated) (Combined)


Sales                                                                              $ 1,017,211        $ 1,479,946
                                                                              -----------------    ---------------

Costs and expenses:
     Cost of sales                                                                     401,190            604,344
     Compensation and benefits                                                         571,581            584,086
     Professional fees and legal settlements                                            82,194             88,673
     Selling, general and administrative expenses                                      528,271            481,768
     Unrealized loss on derivatives                                                    115,390                  -
     Depreciation and amortization                                                      19,052             22,250
                                                                              -----------------    ---------------
                                                                                     1,717,678          1,781,121
                                                                              -----------------    ---------------

Operating loss                                                                        (700,467)          (301,175)

Interest expense                                                                        16,314             14,407
                                                                              -----------------    ---------------

Loss before income tax benefit                                                        (716,781)          (315,582)

Income tax benefit                                                                           -            (33,000)
                                                                              -----------------    ---------------

Net loss                                                                            $ (716,781)        $ (282,582)
                                                                              =================    ===============


Loss per share, basic and diluted                                                      $ (0.04)           $ (0.02)
                                                                              =================    ===============

Weighted average number of shares                                                   17,052,792         11,900,000
                                                                              =================    ===============

The accompanying notes are an integral part of these financial statements.




            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                        Three Months Ended
                                                                                 ---------------------------------
                                                                                            September 30,
                                                                                 ---------------------------------
                                                                                       2002             2001
                                                                                 -----------------  --------------
                                                                                    (Consolidated)      (Combined)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $       (716,781)  $    (282,582)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                        19,052          22,250
      Unrealized loss on derivatives                                                      115,390               -
      Amortization of deferred compensation                                                 2,300               -
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
        (Increase) decrease in inventory                                                   35,653        (125,112)
        (Increase)  in other current assets                                               (25,245)        (14,876)
        Increase in accounts payable and accrued expenses                                 308,230         222,294
        Increase in customer deposits                                                      36,645         425,636
        Increase (decrease) in deferred revenue                                           216,337         (61,987)
        Increase in deferred rent payable                                                   3,955           6,508
                                                                                 -----------------  --------------
Net cash (used in) provided by operating activities                                        (4,464)        192,131
                                                                                 -----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                          -          (1,334)
                                                                                 -----------------  --------------
Net cash used in investing activities                                                           -          (1,334)
                                                                                 -----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of note payable - CEO/stockholder                                          (14,219)              -
                                                                                 -----------------  --------------
Net cash used in financing activities                                                     (14,219)              -
                                                                                 -----------------  --------------

Net increase (decrease) in cash                                                           (18,683)        190,797

Cash, beginning of period                                                                  32,344          18,222
                                                                                 -----------------  --------------
Cash, end of period                                                              $         13,661   $     209,019
                                                                                 =================  ==============


Supplemental Disclosures of Cash Flow Information:
    Interest paid                                                                $         15,550   $      13,980
                                                                                 =================  ==============

    Taxes paid                                                                   $          2,529   $       6,172
                                                                                 =================  ==============

Non-cash financing and investing activities:
    Common stock issued to settle accounts payable                               $         22,780   $           -
                                                                                 =================  ==============

   The accompanying notes are an integral part of these financial statements.



            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


Note 1 - Interim Financial Statements

The accompanying unaudited financial statements of Security Intelligence Technologies, Inc. and subsidiaries (the "Company") have been prepared pursuant to generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended June 30, 2002 filed on Form 10-KSB.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented have been included. The Company's quarterly results presented herein are not necessarily indicative of results for a full year.


Organization and Nature of Business

CCS International, Ltd. and its wholly-owned subsidiaries ("CCS") are engaged in the design, manufacture and sale of security and surveillance products and systems. CCS is a Delaware corporation, organized in 1992. The Company purchases finished items for resale from independent manufacturers, and also assembles off-the-shelf electronic devices and other components into proprietary products and systems at its own facilities. The Company generally sells to businesses, distributors, government agencies and consumers through five retail outlets located in Miami, Florida; Beverly Hills, California; Washington, DC; New York City, and London England and from its showroom in New Rochelle, New York. On April 17, 2002, CCS merged with Security Intelligence Technologies, Inc., a Florida corporation ("SIT") (collectively the "Company") and became a wholly owned subsidiary of SIT. The merger has been accounted for as a reverse acquisition, since the management and stockholder of CCS obtained control of the merged entity after the transaction was completed. Under reverse acquisition accounting, CCS is considered the accounting acquirer and SIT (then known as Hipstyle.com, Inc.) is considered the acquired company. Inasmuch as SIT had no substantive assets or operations at the date of the transaction, the merger has been recorded as an issuance of CCS stock to acquire SIT, accompanied by a recapitalization, rather than as a business combination.


Basis of Financial Statement Presentation

Prior to January 31, 2002, the Company's CEO, Ben Jamil, owned all of the outstanding stock of CCS International, Ltd. and five other affiliated companies of CCS. Accordingly, the accompanying financial statements for the quarter ended September 30, 2001 have been presented on a combined basis and include the accounts of CCS International, Ltd., and the following Affiliated Companies: Spy Shop, Ltd. d/b/a Counter Spy Shop of Delaware, a Delaware corporation (retail store); Security Design Group, Inc., a New York corporation (formerly a manufacturing operation, currently inactive); Counter Spy Shop of Mayfair London, Ltd., a District of Columbia corporation (retail store); CCS Counter Spy Shop of Mayfair London, Ltd., a California corporation (retail store); and Counter Spy Shop of Mayfair, Ltd., a Florida corporation (retail store). During fiscal 2002, CCS recapitalized and became a consolidated group. Accordingly, the financial statements for the three months ended September 30, 2002 have been presented on a consolidated basis and include the operations of Counter Spy Shop of Mayfair Limited, a London, England corporation (retail store), that commenced operations on July 1, 2002.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


Basis of Financial Statement Presentation Continued:

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $716,781 and $282,582 for the three months ended September 30, 2002 and 2001, respectively. In addition, at September 30, 2002, the Company had a working capital deficit of $2,816,234 and a deficiency in stockholders' equity of $2,560,440. The Company is also a defendant in material and costly litigation, which has significantly impacted liquidity. The Company requires additional financing which may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include to settle vendor payables wherever possible, a reduction in operating expenses, and financing from the chief executive officer in the absence of other sources of funds. Management cannot provide any assurance that its plans will be successful in alleviating its liquidity concerns and bringing the Company to the point of sustained profitability. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Revenue recognition

The Company recognizes revenue from store sales upon the delivery of merchandise to a customer. Non-refundable advance payments received under marketing and distribution arrangements are deferred and either applied as payments towards customer purchases made pursuant to the terms of the respective agreements, or recognized as income at the termination of the agreement if specified purchase quotas have not been met by the customer. Customer deposits are initially recorded as liabilities and recognized as revenue when the related goods are shipped.

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

2.  Note Payable Bank

Prior to June 1, 2002, the Company had a bank credit agreement pursuant to which it could borrow up to $400,000 with interest at the bank's price plus 1%. On June 1, 2002, the available credit was reduced to $200,000 and the interest rate was increased to the bank's prime rate plus 2.5%. The Note is secured by substantially all of the assets of the Company, and personal assets and a guaranty of the chief executive officer. The bank also requires the Company to maintain average monthly compensating balances of $60,000 and will assess additional interest at the prime rate plus 2.5% (7.25% at June 30, 2002) on any shortfall. The credit facility expired on November 1, 2002, when all unpaid principal and interest became due. On November 1, 2002, the Company reduced the outstanding balance of the note to $100,000 and began discussions with the lender either to extend the term or convert the outstanding balance to a term loan. To date, the Company does not have an agreement with respect to an extension with its existing lender or, an agreement to convert the outstanding balance of $100,000 to a term loan, or any agreement with any replacement lender.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



3. Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic loss per share is computed using the weighted average number of shares of common stock outstanding and diluted loss per share is computed based on the weighted average number of shares of common stock and all dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Stock options and preferred stock that are convertible into common stock based on the Company's attainment of performance goals are not includible in the calculation of earnings per share until the specified targets are met. The following securities have been excluded from the diluted computation because they are contingently issuable and/or antidilutive:

Series A Convertible Preferred Stock                                   3,500,000
Series B Convertible Preferred Stock                                   1,500,000
Stock options                                                          1,999,000
Warrants                                                                 400,000


4. Stockholders' Equity:

Common Stock

On July 10, 2002, the Company and Shenzhen Newtek, a former product distributor of the Company, entered into a Settlement Agreement under which the Company issued 67,000 shares of its common stock in full settlement, subject to certain terms, of a $67,000 claim. If the market price of the Company's common stock on July 10, 2003 is less than $1.00 per share, the Company is to pay the plaintiff the difference between $67,000 and the value of the stock. At September 30, 2002, the closing price of the Company's common stock was $.17 per share.

Stock Options

During the quarter ended September 30, 2002, the Company issued options to purchase 300,000 shares of its common stock to an officer and director. All options granted during the period were at an exercise price equal to the fair market value of the underlying stock at the date of grant. As of September 30, 2002 there were 1,000 options available for future grant under the Company's 2002 Stock Plan.


5. Income taxes:

The Company did not incur any income tax liabilities during the three-month periods ended September 30, 2002 and 2001 due to operating losses. During 2001, the Company recorded a $33,000 tax benefit relating to refundable federal taxes expected to be recovered through tax loss carryback claims. As of September 30, 2002, the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during the September 2002 quarter because management is uncertain as to their ultimate realization.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


6.  Legal Matters

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

7.  Subsequent Events

Investment Banking Agreement

On October 7, 2002, the Company entered into an agreement with Wien Group, Inc. ("Wien") under which Wien was retained to provide investment banking services on a non-exclusive basis for a term of three years. Under the terms of the agreement the Company issued 50,000 shares of common stock to Wien in full payment of Wien's initial processing costs and comprehensive due diligence.

Litigation

On October 21, 2002, the Company and Allan L. Dunterman Jr. entered into a Settlement Agreement under which the Company issued 110,000 shares of its common stock in full settlement, subject to certain terms, of a $88,750 claim. If the market price of the Company's common stock on October 21, 2003 is less than $1.24 per share, the Company is to pay the plaintiff the difference between $88,750 and the value of the stock. At November 12, 2002, the closing price of the Company's common stock was $.20 per share.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of September 30, 2002 and June 30, 2002.

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Information concerning the Company and its business, including the risks faced by us described herein and in our most recent annual report on Form 10-KSB/A could materially affect the Company's financial results. The Company disclaims any obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments.

RESULTS OF OPERATIONS - Three Months Ended September 30, 2002 and 2001

Revenues. Revenues for three months ended September 30, 2002 (the "2002 Quarter") were $1,017,211 a decrease of $462,735 or 31.3%, from revenues of $1,479,946 for the three months ended September 30, 2001 (the "2001 Quarter"). The decrease is primarily a result of a decreased marketing effort caused by our limited resources. In particular, we decreased our advertising and promotional expenditures and attended fewer international trade shows. As long as we do not have the resources to market our products effectively, we will have a difficult time increasing our revenues. In addition, our financial condition and losses may have affected the willingness of customers to purchase products from us.

Cost of Sales. Cost of sales decreased by $203,154 or 33.6%, to $401,190 in the 2002 Quarter from $604,344 in the 2001 Quarter. Cost of sales as a percentage of product sales decreased to 39.4% in the 2002 Quarter from 40.8% in the 2001 Quarter reflecting an improvement in product mix.

Compensation and benefits. Compensation and benefits decreased by $ 12,505, or 2.14% to $571,581 in the 2002 Quarter from $584,086 in the 2001 Quarter as a consequence of lower commission expense resulting from decreased sales.

Professional fees and legal settlements. Professional fees and legal settlements decreased by $6,479, or 7.31% to $82,194 in the 2002 Quarter from $88,673 in the 2001 Quarter primarily due to (i) the settlement of litigation, and (ii) the dismissal of all criminal charges filed against our employees, including an officer and director, and discontinuing the related representation in a potential investigation by the United States Customs Service. However, because of our financial problems, it is possible that we will continue to incur significant litigation expense arising from creditor actions.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $46,503, or 9.7% to $528,271 in the 2002 Quarter from $481,768 in the 2001 Quarter. This increase is primarily due to expenses in the Company's new London retail store that commenced operations on July, 1, 2002.

Unrealized loss on derivatives. Unrealized loss on derivatives of $115,390 in the 2002 Quarter is attributable to the decrease in market value relating to our price guarantees on common stock which we issued during Fiscal 2002 and the 2002 Quarter in payment of trade payables. There were no similar transactions in the 2001 Quarter.

Depreciation and amortization. Depreciation and amortization decreased by $3,198, or 14.4% to $19,052 in the 2002 Quarter from $22,250 in the 2001 Quarter primarily as a consequence of the certain assets becoming fully-depreciated in fiscal 2002.

Interest expense. Interest expense increased by $1,907, or 13.3% to $16,314 in the 2002 Quarter from $14,407 in the 2001 Quarter as a result of a continued increase in the ordinary course of business of the Company's outstanding debt.

Income tax benefit. The Company did not incur any income tax liabilities during the 2002 Quarter or 2001 Quarter due to operating losses. The Company recorded a $33,000 tax benefit in the 2001 Quarter relating to refundable federal taxes expected to be recovered through tax loss carryback claims. As of September 30, 2002, the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during 2002 Quarter because management is uncertain as to their ultimate realization.


Net Loss. As a result of the forgoing, our net loss increased by $434,199, or 153.7% to $716,781, $.04 per share, in the 2002 Quarter from $282,582, $.02 per share, in the 2001 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

We require significant working capital to fund our operations. At September 30, 2002 we had cash of $13,661 and a working capital deficit of $2,816,234. The aggregate amount of accounts payable and accrued expenses at September 30, 2002 was $2,431,699. As a result of our continuing losses, our working capital deficiency has increased.

We funded our losses using vendor credit and customer deposits. Because we have not been able to pay some of our trade creditors in a timely manner, we have been subject to litigation and threats of litigation from our trade creditors and we have used common stock to satisfy some of our obligations to trade creditors. When we issued common stock, we provided that if the stock does not reach a specified price level one year from issuance, we will pay the difference between that price level and the actual price. As a result, we have contingent obligations to our some of these creditors. With respect to 467,000 shares of common stock issued during fiscal 2002, and the 2002 Quarter the market value of the common stock on September 30, 2002 was approximately $266,343 less than the guaranteed price.

Our accounts payable and accrued expenses increased from $2,030,866 at June 30, 2002 to $2,431,699 at September 30, 2002 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $1,648,945 which relate to payments on orders which had not been filled at that date. We have used our advance payments to continue our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

We require substantial funds to support our operations. Since the completion of the merger we have sought, and been unsuccessful, in our efforts to obtain funding for our business. Because of our losses, we are not able to increase our borrowing. Our bank facility terminated on November 1, 2002. On November 1, 2002 we reduced the outstanding balance to $100,000 and began discussions with the lender to extend the term or convert the outstanding balance to a term loan. To date, we do not have an agreement with respect to an extension with our existing lender or, an agreement to convert the outstanding balance of $100,000 to a term loan, or any agreement with any replacement lender. Our failure to obtain either an extension of our credit facility, a conversion of the outstanding balance to a term loan, or a facility with another lender could materially impair our ability to continue in operation, and we cannot assure you that we will be able to obtain the necessary financing. Our main source of funds other than the bank facility has been from vendor credit and loans from our chief executive officer. Because of both our low stock price and our losses, we have not been able to raise funds through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders will suffer significant dilution and the issuance of securities may result in a change of control. The merger agreement relating to the reverse merger provided, as a condition to CCS' obligation to close, that we closed on a private sale from which we realized proceeds of $1,000,000. This condition was not met at closing, and CCS completed the reverse merger without the Company having received any proceeds from a private placement. Management's plans with respect to these matters include its attempts to settle claims with vendors where possible, a reduction in operating expenses, and financing from the chief executive officer in the absence of other sources of funds. Management cannot provide any assurance that its plans will be successful in alleviating its liquidity concerns and bringing the Company to the point of sustained profitability.

Item 3.  Controls and Procedures
Our chief executive officer and chief financial officer have supervised and participated in an evaluation of the effectiveness of our disclosure controls and procedures as of a date within 90 days of the date of this report, and, based on their evaluations, they believe that our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. As a result of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION


Item  6.          EXHIBITS  AND  REPORTS  OF  FORM  8K

(a)     Exhibit

None

(b) Reports on Form 8-K

(1) Current Report on Form 8-K/A filed on July 1, 2002 with respect to Item 7.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    SECURITY INTELLIGENCE TECHNOLOGIES, INC.


                               By: /s/ Ben Jamil
                                   -------------------------------------
                                   Ben  Jamil, chief  executive  officer

                               By: /s/  Chris R. Decker
                                   ----------------------------------------
                                   Chris R. Decker, chief financial officer

Date:  November 19, 2002

            CERTIFICATIONS OF CHIEF EXECUTIVE AND FINANCIAL OFFICERS

The undersigned chief executive officer and chief financial officer of the Registrant do hereby certify that this Quarterly Report on Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, as amended, and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant at the dates and for the periods shown in such report.

                                                 By: /s/ Ben Jamil
                                                     Ben Jamil
                                                     Chief Executive Officer

                                                 By: /s/ Chris R. Decker
                                                     Chris R. Decker
                                                     Chief Financial Officer

I, Ben Jamil, chief executive officer of Security Intelligence Technologies, Inc. (the "registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

                                                   By: /s/ Ben Jamil
                                                       Ben Jamil
                                                       Chief Executive Officer

I, Chris Decker, chief financial officer of Security Intelligence Technologies, Inc. (the "registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
                                                 By:  /s/ Chris R. Decker
                                                      Chris R. Decker
                                                      Chief Financial Officer