Form 10QSB
period 2002-12-31
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2003-02-19
CIK 1117258

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       OR
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission file number 000-31779

                    SECURITY INTELLIGENCE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

 Florida                                                    65-0928369
 --------                                                   ----------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)


                145 Huguenot Street, New Rochelle, New York 10801
                    (Address of principal executive offices)

                                 (914) 654-8700
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of February 14, 2003 was 17,470,417.





            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10QSB

                         PERIOD ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

PART I -          FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements:

                  Consolidated Balance Sheets                                                                              3

                  Statements of Operations for the three and six months ended December 31, 2002
                     (consolidated basis) and December 31, 2001 (combined basis)                                           4

                  Statements of Cash Flow for the six months ended December 31, 2002
                    consolidated basis) and December 31, 2001 (combined basis)                                             5

                  Condensed Notes to Financial Statements                                                                  6

Item 2.           Management's Discussion and Analysis of Financial Condition                                              9
                     and Results of Operations

Item 3.           Controls and Procedures                                                                                 11
11

PART II -         OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                                        12



                    SECURITY INTELLIGENCE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                                2002          June 30,
                                                              (Unaudited)       2002
                                                             ------------- --------------
ASSETS
Current Assets:
   Cash                                                           $23,875         $32,344
  Inventory                                                     2,081,524       2,190,187
  Other current assets                                            227,546         185,515
                                                             ------------- ---------------
     Total current
      assets                                                    2,332,945       2,408,046

Property and Equipment, at cost less accumulated depreciation
   and amortization of $427,750 and $390,938                      190,301         227,113

Other assets                                                       47,733          47,733
                                                             ------------- ---------------

 Total assets                                                  $2,570,979      $2,682,892
                                                             ============= ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Note payable - bank                                                  $-        $200,000
  Accounts payable and accrued expenses                         2,766,970       2,030,866
  Note payable - CEO/stockholder                                1,205,634         876,554
  Customer deposits                                             1,062,873       1,049,772
  Deferred revenue                                                692,028         346,191
  Deferred rent payable                                            54,761          48,255
                                                             ------------- ---------------
     Total current
      liabilities                                               5,782,266       4,551,638
                                                             ------------- ---------------

Commitments and contingencies - See Notes

Stockholders' deficit:
  Preferred stock, $.0001 par value, 10,000,000 shares
   authorized:
     Series A Convertible-$1.00 per share liquidation
      preference, 3,500,000 shares authorized, issued
      and outstanding                                                 350             350
     Series B Convertible-$1.00 per share liquidation
      preference, 1,500,000 shares authorized, issued
      and outstanding                                                 150             150
  Common stock, $.0001 par value, 100,000,000 shares
   authorized, 17,470,417 and 16,992,346 issued and
   outstanding at December 31,  2002, and June 30, 2002
   respectively                                                     1,747           1,699

  Additional paid in capital                                      523,006         418,417
  Accumulated deficit                                          (3,736,540)     (2,289,362)
                                                             -------------  ---------------
    Total stockholders' deficit                                (3,211,287)     (1,868,746)
                                                             -------------  ---------------

Total liabilities and stockholders' deficit                     $2,570,979      $2,682,892
                                                             =============  ===============

   The accompanying notes are an integral part of these financial statements.


            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Three Months Ended        Six Months Ended
                                          --------------------------- ---------------------------
                                                December 31,                December 31,
                                          --------------------------- ---------------------------
                                               2002         2001           2002         2001
                                          -------------- ------------ -------------- ------------
                                          (Consolidated)  (Combined)  (Consolidated)  (Combined)


Sales                                        $1,065,637   $1,333,560     $2,082,848   $2,813,506
                                          -------------- ------------ -------------- ------------

Costs and expenses:
   Cost of sales                                421,554      536,183        822,744    1,140,527
   Compensation and benefits                    648,486      499,711      1,220,067    1,083,797
   Professional fees and legal settlements      114,637       41,376        196,831      130,049
   Selling, general and administrative
    expenses                                    558,494      568,898      1,086,765    1,050,666
   Unrealized loss on
    derivatives                                   7,970            -        123,360            -
   Depreciation and amortization                 17,760       23,466         36,812       45,716
                                          -------------- ------------ -------------- ------------
                                              1,768,901    1,669,634      3,486,579    3,450,755
                                          -------------- ------------ -------------- ------------

Operating
 loss                                          (703,264)    (336,074)    (1,403,731)    (637,249)

Interest expense                                 27,133       16,093         43,447       30,500
                                          -------------- ------------ -------------- ------------

Loss before income tax benefit                 (730,397)    (352,167)    (1,447,178)    (667,749)

Income tax benefit                                    -            -              -      (33,000)
                                          -------------- ------------ -------------- ------------

Net loss                                      $(730,397)   $(352,167)   $(1,447,178)   $(634,749)
                                          ============== ============ ============== ============


Loss per share, basic and
 diluted                                         $(0.04)      $(0.03)        $(0.08)      $(0.05)
                                          ============== ============ ============== ============

Weighted average number of
 shares                                      17,245,738   11,900,000     17,149,265   11,900,000
                                          ============== ============ ============== ============

   The accompanying notes are an integral part of these financial statements.



            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                         Six Months Ended
                                                                ----------------------------------
                                                                             December 31,
                                                                ----------------------------------
                                                                    2002                2001
                                                                -------------- -------------------
                                                                (Consolidated)     (Combined)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                         $(1,447,178)          $(634,749)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                        36,812              45,716
  Unrealized loss on derivatives                                      123,360                   -
  Amortization of deferred compensation                                11,190                   -
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
   (Increase) decrease in inventory                                   108,663            (260,297)
   (Increase)  in other current assets                                (42,031)            (38,763)
   Increase in accounts payable and accrued expenses                  706,191             475,649
   Increase in customer deposits                                       13,101             781,984
   Increase (decrease) in deferred revenue                            345,837            (447,151)
   Increase in deferred rent payable                                    6,506              13,200
                                                                -------------- -------------------
Net cash (used in) operating activities                              (137,549)            (64,411)
                                                                -------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                         -              (3,256)
                                                                -------------- -------------------
Net cash used in investing activities                                       -              (3,256)
                                                                -------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of notes payable - bank                                  (200,000)                  -
 Borrowings under note payable - CEO/stockholder                      343,299              67,548
 Repayments of note payable - CEO/stockholder                         (14,219)                  -
                                                                -------------- -------------------
Net cash provided by financing activities                             129,080              67,548
                                                                -------------- -------------------

Net (decrease) in cash                                                 (8,469)               (119)

Cash, beginning of period                                              32,344              18,222
                                                                -------------- -------------------
Cash, end of period                                                   $23,875             $18,103
                                                                ============== ===================


Supplemental Disclosures of Cash Flow Information:
 Interest paid                                                        $22,265             $28,280
                                                                ============== ===================

 Taxes paid                                                            $2,839              $9,947
                                                                ============== ===================

Non-cash financing and investing activities:
 Common stock issued to settle accounts payable                       $93,447                  $-
                                                                ============== ===================

   The accompanying notes are an integral part of these financial statements.


            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (Unaudited)


Note 1 - Interim Financial Statements

The accompanying unaudited financial statements of Security Intelligence Technologies, Inc. and subsidiaries (the "Company") have been prepared pursuant to generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended June 30, 2002 filed on Form 10-KSB. The accounting policies followed by the Company are set forth in Note 1 to the Company's audited consolidated financial statements for the year ended June 30, 2002.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented have been included. The Company's quarterly results presented herein are not necessarily indicative of results for a full year.


Organization and Nature of Business

CCS International, Ltd. and its wholly-owned subsidiaries ("CCS") are engaged in the design, manufacture and sale of security and surveillance products and systems. CCS is a Delaware corporation, organized in 1992. The Company purchases finished items for resale from independent manufacturers, and also assembles off-the-shelf electronic devices and other components into proprietary products and systems at its own facilities. The Company generally sells to businesses, distributors, government agencies and consumers through five retail outlets located in Miami, Florida; Beverly Hills, California; Washington, DC; New York City, and London, England and from its showroom in New Rochelle, New York. On April 17, 2002, CCS merged with Security Intelligence Technologies, Inc., a Florida corporation ("SIT") (collectively the "Company") and became a wholly owned subsidiary of SIT. The merger has been accounted for as a reverse acquisition, since the management and stockholder of CCS obtained control of the merged entity after the transaction was completed. Under reverse acquisition accounting, CCS is considered the accounting acquirer and SIT (then known as Hipstyle.com, Inc.) is considered the acquired company. Inasmuch as SIT had no substantive assets or operations at the date of the transaction, the merger has been recorded as an issuance of CCS stock to acquire SIT, accompanied by a recapitalization, rather than as a business combination.


Basis of Financial Statement Presentation

Prior to January 31, 2002, the Company's CEO, Ben Jamil, owned all of the outstanding stock of CCS International, Ltd. and five other affiliated companies of CCS. Accordingly, the accompanying financial statements for the three and six months ended December 31, 2001 have been presented on a combined basis and include the accounts of CCS International, Ltd., and the following Affiliated
Companies: Spy Shop, Ltd. d/b/a Counter Spy Shop of Delaware, a Delaware corporation (retail store); Security Design Group, Inc., a New York corporation (formerly a manufacturing operation, currently inactive); Counter Spy Shop of Mayfair London, Ltd., a District of Columbia corporation (retail store); CCS Counter Spy Shop of Mayfair London, Ltd., a California corporation (retail store); and Counter Spy Shop of Mayfair, Ltd., a Florida corporation (retail store). During fiscal 2002, CCS recapitalized and became a consolidated group. Accordingly, the financial statements for the three month and six ended December 31, 2002 have been presented on a consolidated basis and include the operations of Counter Spy Shop of Mayfair Limited, a United Kingdom corporation (retail store), that commenced operations on July 1, 2002.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (Unaudited)


Basis of Financial Statement Presentation Continued:

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,447,178 for the six months ended December 31, 2002 and $2,399,659 for the year ended June 30, 2002. In addition, at December 31, 2002, the Company had a working capital deficit of $3,449,321 and a deficiency in stockholders' equity of $3,211,287. The Company is also a defendant in material and costly litigation, which has significantly impacted liquidity. The Company requires additional financing which may not be readily available. The Company's bank facility has terminated, and the only source of funds other than operations has been loans from the Company's chief executive officer. See Notes 2 and 3. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include to settle vendor payables wherever possible, a reduction in operating expenses, and continued financing from the chief executive officer in the absence of other sources of funds. Management cannot provide any assurance that its plans will be successful in alleviating its liquidity concerns and bringing the Company to the point of sustained profitability. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

2.  Note Payable Bank

Prior to June 1, 2002, the Company had a bank credit agreement pursuant to which it could borrow up to $400,000 with interest at the bank's prime rate plus 1%. On June 1, 2002, the available credit was reduced to $200,000 and the interest rate was increased to the bank's prime rate plus 2.5%. The Note was secured by substantially all of the assets of the Company, and personal assets and a guaranty of the chief executive officer. The bank also required the Company to maintain average monthly compensating balances of $60,000 and assessed additional interest at the prime rate plus 2.5% (7.25% at June 30, 2002) on any shortfall. The credit facility expired on November 1, 2002, when all unpaid principal and interest became due. On November 1, 2002, the Company reduced the outstanding balance of the note to $100,000 and paid the remaining balance of $100,000 on December 9, 2002. To date, the Company does not have an agreement with respect to a new credit agreement with this lender or any agreement with any replacement lender.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (Unaudited)



3. Note Payable - CEO/stockholder

This amount represents a note payable to the Company's chief executive officer and bears interest at the rate of 5% per annum. The note is secured by substantially all of the assets of the Company.

4. Loss Per Share

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


5. Stockholders' Equity:

Common Stock

On July 10, 2002, the Company and Shenzhen Newtek, a former product distributor of the Company, entered into a Settlement Agreement under which the Company issued 67,000 restricted shares of its common stock in full settlement, subject to certain terms, of a $67,000 claim. If the market price of the Company's common stock on July 10, 2003 is less than $1.00 per share, the Company is to pay the plaintiff the difference between $67,000 and the value of the stock. At December 31, 2002, the closing price of the Company's common stock was $.16 per share.

On October 21, 2002, the Company and Allan L. Dunterman Jr. entered into a Settlement Agreement under which the Company issued 110,000 restricted shares of its common stock in full settlement, subject to certain terms, of a $88,750 claim. If the market price of the Company's common stock on October 21, 2003 is less than $.81 per share, the Company is to pay the plaintiff the difference between $88,750 and the value of the stock. At December 31, 2002, the closing price of the Company's common stock was $.16 per share.

During the six months ended December 31, 2002 the Company issued 171,071 restricted shares of common stock to Rubenstein Investor Relations, Inc. for investor relations consulting services of $25,000.

During the six months ended December 31, 2002 the Company issued 80,000 restricted shares of common stock in full payment of trade payables of $18,267.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (Unaudited)




5. Stockholders' Equity (continued):

Stock Options

During the six months ended December 31, 2002, the Company granted options to purchase 300,000 shares of its common stock to an officer and director. All options granted during the period were at an exercise price equal to the fair market value of the underlying stock at the date of grant. As of December 31, 2002 there were 1,000 shares of common stock available for future grant under the Company's 2002 Stock Plan.


6.  Income taxes

The Company did not incur any income tax liabilities during the six month periods ended December 31, 2002 and 2001 due to operating losses. During 2001, the Company recorded a $33,000 tax benefit relating to refundable federal taxes expected to be recovered through tax loss carryback claims. As of December 31, 2002, the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during the six month period ended December 31, 2002 because management is uncertain as to their ultimate realization. In February 2003 the Company received approximately $157,000 of income tax refunds that had been previously accrued.

7.  Investment Banking Agreement

On October 7, 2002, the Company  entered into an agreement with Wien Group,
Inc. ("Wien") under which Wien was retained to provide investment banking services on a non-exclusive basis for a term of three years. The Company issued 50,000 restricted shares of common stock to Wien pursuant to that agreement.

8.  Legal Matters

The Company is a defendant in litigation brought by various parties. For a detailed discussion of these cases see Note 14 to the Company's audited consolidated financial statements for the year ended June 30, 2002 filed on Form 10-KSB.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of December 31, 2002 and June 30, 2002.

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

RESULTS OF OPERATIONS - Six Months Ended December 31, 2002 and 2001

Revenues. Revenues for the six months ended December 31, 2002 (the "2002 Period") were $2,082,848 a decrease of $730,658 or 26.0%, from revenues of $2,813,506 for the six months ended December 31, 2001 (the "2001 Period"). The decrease is primarily a result of a decreased marketing effort caused by our limited resources. In particular, we decreased our advertising and promotional expenditures and attended fewer international trade shows. As long as we do not have the resources to market our products effectively, we will have a difficult time increasing our revenues. In addition, our financial condition and losses may have affected the willingness of customers to purchase products from us.

Cost of Sales. Cost of sales decreased by $317,783 or 27.9%, to $822,744 in the 2002 Period from $1,140,527 in the 2001 Period. Cost of sales as a percentage of product sales decreased to 39.5% in the 2002 Period from 40.4% in the 2001 Period reflecting an improvement in product mix.

Compensation and benefits. Compensation and benefits increased by $136,270, or 12.6% to $1,220,067 in the 2002 Period from $1,083,797 in the 2001 Period primarily due to expenses in the Company's new London retail store that commenced operations on July 1, 2002.

Professional fees and legal settlements. Professional fees and legal settlements increased by $66,782, or 51.4% to $196,831 in the 2002 Period from $130,049 in the 2001 Period primarily due to (i) services regarding the dismissal of all criminal charges filed against our employees, including an
officer  and   director,   and  the  related   representation   in  a  potential
investigation by the United States Customs Service, and (ii) increased litigation. Because of our financial problems, it is possible that we will continue to incur significant litigation expense arising from creditor actions.

Selling,  general  and  administrative   expenses.   Selling,  general  and
administrative expenses increased by $36,099, or 3.4% to $1,086,765 in the 2002 Period from $1,050,666 in the 2001 Period. This increase was primarily due to expenses in the Company's new London retail store that commenced operations on July 1, 2002.

Unrealized loss on derivatives. Unrealized loss on derivatives of $123,360 in the 2002 Period is attributable to the decrease in market value relating to our price guarantees on common stock that we issued during Fiscal 2002 and the 2002 Period in payment of trade payables. There were no similar transactions in the 2001 Period.

Depreciation and amortization. Depreciation and amortization decreased by $8,904, or 19.5% to $36,812 in the 2002 Period from $45,716 in the 2001 Period primarily as a consequence of certain assets becoming fully-depreciated in fiscal 2002.

Interest expense. Interest expense increased by $12,947, or 42.4% to $43,447 in the 2002 Period from $30,500 in the 2001 Period as a result of a continued increase in the ordinary course of business of the Company's outstanding debt obligations.

Income tax benefit. The Company did not incur any income tax liabilities during the 2002 Period or 2001 Period due to operating losses. The Company recorded a $33,000 tax benefit in the 2001 Period relating to refundable federal taxes expected to be recovered through tax loss carryback claims. As of December 31, 2002, the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during the 2002 Period because management is uncertain as to their ultimate realization.

Net Loss. As a result of the forgoing, our net loss increased by $812,429, or 128.0% to $1,447,178, or $.08 per share, in the 2002 Period from $634,749, or
$.05 per share, in the 2001 Period.

LIQUIDITY AND CAPITAL RESOURCES

We require significant working capital to fund our operations. At December 31, 2002 we had cash of $23,875 and a working capital deficit of $3,449,321. Our accounts payable and accrued expenses at December 31, 2002 was $2,766,970. As a result of our continuing losses, our working capital deficiency has increased.

We funded our operations using vendor credit, including delays in paying accounts payable, and customer deposits. Because we have not been able to pay some of our trade creditors in a timely manner, we have been subject to litigation and threats of litigation from our trade creditors and we have used common stock to satisfy some of our obligations to trade creditors. In certain instances when we issued common stock, we provided that if the stock does not reach a specified price level one year from issuance, we will pay the difference between that price level and the actual price. As a result, we have contingent obligations to some of these creditors. With respect to 577,000 shares of common stock issued during the six months ended December 31, 2002 and the fiscal year ended June 30, 2002, the market value of the common stock on December 31, 2002 was approximately $274,313 less than the guaranteed price. We have accounted for these charges as unrealized loss on derivatives in our statement of operations for the six months ended December 31, 2002 and the fiscal year ended June 30, 2002.

Our accounts payable and accrued expenses increased from $2,030,866 at June 30, 2002 to $2,766,970 at December 31, 2002 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $1,754,901 at December 31, 2002 that relate to payments on orders which had not been filled at that date. We have used our advance payments to enable us to continue our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

Since the completion of the merger in April 2002 we have sought, and been unsuccessful, in our efforts to obtain funding for our business. Because of our losses, we are not able to increase our borrowing. Our bank facility terminated on November 1, 2002. To date, we do not have an agreement with respect to a renewal of a credit facility with this lender or any agreement with any replacement lender. Our failure to obtain a credit facility could materially impair our ability to continue in operation, and we cannot assure you that we will be able to obtain the necessary financing. Our main source of funds other than the bank facility has been from vendor credit and loans from our chief executive officer. Because of both our low stock price and our losses, we have not been able to raise funds through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders will suffer significant dilution and the issuance of securities may result in a change of control. Management's plans with respect to these matters include its attempts to settle claims with vendors where possible, a reduction in operating expenses, and financing from the chief executive officer in the absence of other sources of funds. Management cannot provide any assurance that its plans will be successful in alleviating its liquidity concerns and bringing the Company to the point of sustained profitability.

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

(a)     Exhibits

None

(b) Reports on Form 8-K

None



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


                    SECURITY INTELLIGENCE TECHNOLOGIES, INC.


                                    By: /s/ Ben Jamil
                                    -------------------------------------
                                    Ben  Jamil, chief executive officer



                                    By:  /s/  Chris R. Decker
                                    -----------------------------------
                                    Chris R. Decker, chief financial officer

Date:  February 19, 2003






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

                                    By:  /s/ Ben Jamil
                                    -----------------------
                                    Ben Jamil
                                    Chief Executive Officer

                                    By: /s/ Chris R. Decker
                                    -----------------------
                                    Chris R. Decker
                                    Chief Financial Officer

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


Date: February 19, 2003
                                                  By:  /s/ Ben Jamil
                                                  -----------------------
                                                  Ben Jamil
                                                  Chief Executive Officer

I, Chris R. Decker, chief financial officer of Security Intelligence Technologies, Inc. (the "registrant"), certify that:

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

Date: February 19, 2003
                                                  By:  /s/ Chris R. Decker
                                                  ----------------------------
                                                  Chris R. Decker
                                                  Chief Financial Officer