Form 10QSB
period 2003-03-31
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2003-05-20
CIK 1117258

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission file number 000-31779

                    SECURITY INTELLIGENCE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


               Florida                                65-0928369
   -------------------------------               -------------------
   (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)                Identification No.)


                145 Huguenot Street, New Rochelle, New York 10801
                    (Address of principal executive offices)

                                 (914) 654-8700
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of May 14, 2003 was 17,470,417.



            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   FORM 10QSB

                           PERIOD ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

PART I -   FINANCIAL INFORMATION

ITEM 1.    Condensed Financial Statements:

                     Consolidated Balance Sheets                                                                   3

                     Consolidated Statements of Operations for the three and nine months ended
                       March 31, 2003 and March 31, 2002                                                           4

                     Consolidated Statements of Cash Flow for the nine months ended March 31, 2003
                       and March 31, 2002                                                                          5

                     Condensed Notes to Consolidated Financial Statements                                          6

Item 2.              Management's Discussion and Analysis of Financial Condition                                  12
                        and Results of Operations

Item 3.    Controls and Procedures                                                                                15

PART II -  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                                       16



            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,
                                                                                    2003                June 30,
                                                                                    (Unaudited)         2002
                                                                                    -----------         -----------
ASSETS
Current Assets:
       Cash                                                                          $ 70,751             $ 32,344
       Inventory                                                                    1,885,602            2,190,187
       Other current assets                                                            92,003              185,515
                                                                                 ------------         ------------
         Total current assets                                                       2,048,356            2,408,046
Property and Equipment, at cost less accumulated depreciation
   and amortization of $446,848 and $390,938                                          171,203              227,113
Other assets                                                                           54,946               47,733
                                                                                 ------------         ------------
 Total assets                                                                     $ 2,274,505          $ 2,682,892
                                                                                 ============         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Note payable - bank                                                                 $ -            $ 200,000
      Accounts payable and accrued expenses                                         2,883,430            2,030,866
      Note payable - CEO/stockholder                                                1,237,653              876,554
      Customer deposits                                                             1,274,632            1,049,772
      Deferred revenue                                                                742,028              346,191
      Deferred rent payable                                                            57,103               48,255
                                                                                 ------------         ------------
          Total current liabilities                                                 6,194,846            4,551,638
                                                                                 ------------         ------------

Commitments and contingencies - See Notes
Stockholders' deficit:
      Preferred stock, $.0001 par value, 10,000,000 shares authorized:
          Series A Convertible-$1.00 per share liquidation preference,
             3,500,000 shares authorized, issued and outstanding                          350                  350
          Series B Convertible-$1.00 per share liquidation preference,
             1,500,000 shares authorized, issued and outstanding                          150                  150
      Common stock, $.0001 par value, 100,000,000 shares authorized,
          17,470,417 and 16,992,346 issued and outstanding at March 31,                 1,747                1,699
             2003, and June 30, 2002 respectively
      Additional paid in capital                                                      505,406              418,417
      Accumulated deficit                                                          (4,427,994)          (2,289,362)
                                                                                 ------------         ------------
        Total stockholders' deficit                                                (3,920,341)          (1,868,746)
                                                                                 ------------         ------------

Total liabilities and stockholders' deficit                                       $ 2,274,505          $ 2,682,892
                                                                                 ============         ============

                  The accompanying notes are an integral part of these consolidated financial statements.



            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended                         Nine Months Ended
                                                     March 31,                                  March 31,
                                                2003              2002                  2003                  2002
                                            -----------        -----------           -----------          -----------
Sales                                        $ 986,595         $ 1,308,158           $ 3,069,443          $ 4,121,664
                                           -----------         -----------           -----------          -----------
Costs and expenses:
      Cost of sales                            389,717             512,259             1,212,461            1,652,786
      Compensation and benefits                661,994             580,400             1,882,061            1,664,197
      Professional fees
       and legal settlements                    71,270             257,756               268,101              387,805
      Selling, general
       and administrative expenses             463,716             416,806             1,550,481            1,467,472
      Unrealized loss on derivatives            51,930                   -               175,290                    -
      Depreciation and amortization             19,098              50,518                55,910               96,234
                                           -----------         -----------           -----------          -----------
                                             1,657,725           1,817,739             5,144,304            5,268,494
                                           -----------         -----------           -----------          -----------

Operating loss                                (671,130)           (509,581)           (2,074,861)          (1,146,830)

Interest expense                                20,324              16,588                63,771               47,088
                                           -----------         -----------           -----------          -----------
Loss before income tax benefit                (691,454)           (526,169)           (2,138,632)          (1,193,918)

Income tax benefit                                   -                   -                     -              (33,000)
                                           -----------         -----------           -----------          -----------

Net loss                                    $ (691,454)         $ (526,169)         $ (2,138,632)         $(1,160,918)
                                           ===========         ============          ===========          ===========

Loss per share, basic and diluted              $ (0.04)            $ (0.04)              $ (0.12)             $ (0.10)
                                           ===========         ============          ===========          ===========

Weighted average number of shares           17,470,417          11,900,000            17,254,753           11,900,000
                                           ===========         ============          ===========          ===========


                 The accompanying notes are an integral part of these consolidated financial statements.



            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                           March 31,
                                                                                   2003                  2002
                                                                               -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   $ (2,138,632)         $ (1,160,918)
    Adjustments to reconcile net loss
     to net cash used in operating activities:
       Depreciation and amortization                                                 55,910                96,234
       Unrealized loss on derivatives                                               175,290                     -
       Noncash compensation                                                          91,842                     -
       Amortization of deferred compensation                                         (6,410)               95,953
       CHANGES IN OPERATING ASSETS AND LIABILITIES:
         (Increase) decrease in inventory                                           304,585               (40,007)
         (Increase) decrease in other current assets                                 93,512               (84,148)
         (Increase) in security deposits                                             (7,213)                    -
         Increase in accounts payable and accrued expenses                          770,721               843,020
         Increase in customer deposits                                              224,860               742,492
         Increase (decrease) in deferred revenue                                    395,837              (647,941)
         Increase in deferred rent payable                                            8,848                     -
                                                                                 ----------            ----------
Net cash (used in) operating activities                                             (30,850)             (155,315)
                                                                                 ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                    -                (4,064)
                                                                                 ----------            ----------
Net cash (used in) investing activities                                                   -                (4,064)
                                                                                 ----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of notes payable - bank                                             (200,000)                    -
    Borrowings under note payable - CEO/stockholder                                 283,476               150,000
    Repayments of note payable - CEO/stockholder                                    (14,219)                    -
                                                                                 ----------            ----------
Net cash provided by financing activities                                            69,257               150,000
                                                                                 ----------            ----------

Net increase (decrease) in cash                                                      38,407                (9,379)
Cash, beginning of period                                                            32,344                18,222
                                                                                 ----------            ----------
Cash, end of period                                                                $ 70,751               $ 8,843
                                                                                 ==========            ==========
Supplemental Disclosures of Cash Flow Information:
    Interest paid                                                                  $ 30,676              $ 23,902
                                                                                 ==========            ==========

    Taxes paid                                                                      $ 3,206              $ 21,380
                                                                                 ==========            ==========
Non-cash financing and investing activities:
    Common stock issued to settle accounts payable                                 $ 93,447                   $ -
                                                                                 ==========            ==========


             The accompanying notes are an integral part of these consolidated financial statements.


            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)


Note 1 - Interim Financial Statements

The accompanying unaudited financial statements of Security Intelligence Technologies, Inc. and subsidiaries (the "Company") have been prepared pursuant to accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended June 30, 2002 filed on Form 10-KSB. The accounting policies followed by the Company are set forth in Note 1 to the Company's audited consolidated financial statements for the year ended June 30, 2002.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented have been included. The Company's quarterly results presented herein are not necessarily indicative of results for a full year.


Organization and Nature of Business
-----------------------------------

CCS International, Ltd. and its wholly owned subsidiaries ("CCS") are engaged in the design, manufacture and sale of security and surveillance products and systems. CCS is a Delaware corporation, organized in 1992. The Company purchases finished items for resale from independent manufacturers, and also assembles off-the-shelf electronic devices and other components into proprietary products and systems at its own facilities. The Company generally sells to businesses, distributors, government agencies and consumers through five retail outlets located in Miami, Florida; Beverly Hills, California; Washington, DC; New York City, and London, England and from its showroom in New Rochelle, New York. On April 17, 2002, CCS merged with Security Intelligence Technologies, Inc., a Florida corporation ("SIT") (collectively, the "Company"), and became a wholly owned subsidiary of SIT. The merger has been accounted for as a reverse acquisition, since the management and stockholder of CCS obtained control of the merged entity after the transaction was completed. Under reverse acquisition accounting, CCS is considered the accounting acquirer and SIT (then known as Hipstyle.com, Inc.) is considered the acquired company. Inasmuch as SIT had no substantive assets or operations at the date of the transaction, the merger has been recorded as an issuance of CCS stock to acquire SIT, accompanied by a recapitalization, rather than as a business combination.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Security Intelligence Technologies, Inc. and its wholly-owned subsidiaries, CCS International, Ltd., Spy Shop, Ltd. d/b/a Counter Spy Shop of Delaware, a Delaware corporation (retail store); Security Design Group, Inc., a New York corporation (formerly a manufacturing operation, currently inactive); Counter Spy Shop of Mayfair London, Ltd., a District of Columbia corporation (retail store); CCS Counter Spy Shop of Mayfair London, Ltd., a California corporation (retail store); and Counter Spy Shop of Mayfair, Ltd., a Florida corporation (retail store). The financial statements for the three and nine months ended March 31, 2003 include the operations of Counter Spy Shop of Mayfair Limited, a United Kingdom corporation (retail store), that commenced operations on July 1, 2002. All significant inter-company balances and transactions have been eliminated in consolidation.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)




Basis of Financial Statement Presentation:
------------------------------------------

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,138,632 for the nine months ended March 31, 2003 and $2,399,659 for the year ended June 30, 2002. In addition, at March 31, 2003, the Company had a working capital deficit of $4,146,490 and a deficiency in stockholders' equity of $3,920,341. The Company is also a defendant in material and costly litigation, which has significantly impacted liquidity. The Company requires additional financing which may not be readily available. The Company's bank facility has terminated, and the only source of funds other than operations has been loans from the Company's chief executive officer. See Notes 2 and 3. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include to settle vendor payables wherever possible, a reduction in operating expenses, and continued financing from the chief executive officer in the absence of other sources of funds. Management cannot provide any assurance that its plans will be successful in alleviating its liquidity concerns and bringing the Company to the point of profitability. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Use of estimates
----------------

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

Inventories
-----------

Inventories are valued at the lower of cost (first-in, first-out) or market.

Property and equipment
----------------------

Assets are stated at cost. Depreciation is computed over the estimated useful life of the assets generally using the straight-line method over periods ranging from five to seven years. Additions and major renewals and betterments are capitalized and depreciated over their estimated useful lives. Repairs and maintenance are charged to operating expenses as incurred.

Revenue recognition
-------------------

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

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)


Stock Options

FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income (loss) and income
(loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2002 and 2003: dividend yield of 0%, risk-free interest rate of 3.38%, expected lives of eight years, and expected volatility of 120%.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure (FAS 148), which (i) amends FAS Statement No. 123, "Accounting for Stock-based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (ii) amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation' and (iii) amends APB opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information.

Items (ii) and (iii) of the new requirements in FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted FAS 148 for the fiscal year ended June 30, 2003 and continues to account for stock-based compensation utilizing the intrinsic value method. The additional disclosures required by FAS 148 are as follows:

                                                     Three Months Ended                       Nine Months Ended
                                                           March 31,                              March 31,
                                                     2003              2002                2003                 2002
                                                 -----------       -----------         ------------         ------------
Net loss applicable to
 common stockholders, as reported                 $ (691,454)       $ (526,169)        $ (2,138,632)        $ (1,160,918)
Add: stock-based employee compensation expense
   included in reported net loss                      11,190            95,953               (6,410)              95,953
Deduct: Total stock-based employee
 compensation expense determined under
 the fair value based method for all awards          (29,563)         (515,378)            (278,542)            (515,378)
                                                 -----------       -----------         ------------         ------------

Pro forma net loss                                $ (709,827)       $ (945,594)        $ (2,423,584)        $ (1,580,343)
                                                 ===========       ===========         ============         ============
Loss per share:
Basic and diluted - as reported                      $ (0.04)          $ (0.04)             $ (0.12)             $ (0.10)
Basic and diluted - pro forma                        $ (0.04)          $ (0.08)             $ (0.14)             $ (0.13)

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)



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

Advertising

Advertising costs are expensed as incurred.

Derivatives

Certain shares issued by the Company to settle debt obligations contain a price guarantee that requires the Company to settle in cash any difference between the original face amount of the debt and proceeds from the creditor's subsequent sale of the shares. The Company accounts for these transactions by recording the debt at fair value with periodic mark-to-market adjustments until the guarantee is settled. Unrealized gains or losses resulting from changes in fair value are included in earnings and accrued expenses. At March 31, 2003 total unrealized losses included in accrued expenses were $326,243.

2.  Note Payable Bank

Prior to June 1, 2002, the Company had a bank credit agreement pursuant to which it could borrow up to $400,000 with interest at the bank's prime rate plus 1%. On June 1, 2002, the available credit was reduced to $200,000 and the interest rate was increased to the bank's prime rate plus 2.5%. The Note was secured by substantially all of the assets of the Company, and personal assets and a guaranty of the chief executive officer. The bank also required the Company to maintain average monthly compensating balances of $60,000 and assessed additional interest at the prime rate plus 2.5% on any shortfall. The credit facility expired on November 1, 2002, when all unpaid principal and interest became due. On November 1, 2002, the Company reduced the outstanding balance of the note to $100,000 and paid the remaining balance of $100,000 on December 9, 2002. To date, the Company does not have an agreement with respect to a new credit agreement with this lender or any agreement with any replacement lender.

3. Note Payable - CEO/stockholder

This amount represents a note payable to the Company's chief executive officer, bears interest at the rate of 5% per annum and includes noncash compensation of $91,842. The note is secured by substantially all of the assets of the Company.

4. Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic loss per share is computed using the weighted average number of shares of common stock outstanding and diluted loss per share is computed based on the weighted average number of shares of common stock and all dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of shares

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)



4. Loss Per Share (continued)

issuable upon the exercise of stock options and warrants using the treasury stock method. Stock options and preferred stock that are convertible into common stock based on the Company's attainment of performance goals are not includible in the calculation of earnings per share until the specified targets are met. The following securities have been excluded from the diluted computation because they are contingently issuable and/or antidilutive:

Series A Convertible Preferred Stock                 3,500,000
Series B Convertible Preferred Stock                 1,500,000
Stock options                                        1,962,500
Warrants                                               400,000


5. Stockholders' Equity:

Common Stock
------------

On July 10, 2002, the Company and Shenzhen Newtek, a former product distributor of the Company, entered into a Settlement Agreement under which the Company issued 67,000 restricted shares of its common stock in full settlement, subject to certain terms, of a $67,000 claim. If the market price of the Company's common stock on July 10, 2003 is less than $1.00 per share, the Company is to pay the plaintiff the difference between $67,000 and the value of the stock. At March 31, 2003, the closing price of the Company's common stock was $.07 per share.

On October 21, 2002, the Company and Allan L. Dunterman Jr. entered into a Settlement Agreement under which the Company issued 110,000 restricted shares of its common stock in full settlement, subject to certain terms, of a $88,750 claim. If the market price of the Company's common stock on October 21, 2003 is less than $.81 per share, the Company is to pay the plaintiff the difference between $88,750 and the value of the stock. At March 31, 2003, the closing price of the Company's common stock was $.07 per share.

During the nine months ended March 31, 2003 the Company issued 171,071 restricted shares of common stock for investor relations consulting services of $25,000.

During the nine months ended March 31, 2003 the Company issued 80,000 restricted shares of common stock in full payment of trade payables of $18,267.

On October 7, 2002, the Company entered into an agreement with an investment banking firm under which the Company issued 50,000 restricted shares of common stock.

Stock Options
-------------

During the nine months ended March 31, 2003, the Company granted options to purchase 300,000 shares of its common stock to an officer and director. All options granted during the period were at an exercise price equal to the fair market value of the underlying stock at the date of grant. As of March 31, 2003 there were 37,500 shares of common stock available for future grant under the Company's 2002 Stock Plan.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)


6.  Income taxes

The Company did not incur any income tax liabilities during the nine month periods ended March 31, 2003 and 2002 due to operating losses. During 2002, the Company recorded a $33,000 tax benefit relating to refundable federal taxes expected to be recovered through tax loss carryback claims. As of March 31, 2003, the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during the nine month period ended March 31, 2003 because management is uncertain as to their ultimate realization. In February 2003 the Company received approximately $157,000 of income tax refunds that had been previously accrued.

7.  Legal Matters

           Litigation
           ----------

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

           On or about May 25, 2001, an action was commenced against CCS in the United States District Court for the Southern District of New York, captioned Shenzen Newtek v. CCS International Ltd. The plaintiff had sought to recover $91,500, which was paid to CCS in connection with a distributorship agreement between the parties, plus costs and interest. On July 10, 2002, the Company and Shenzhen Newtek entered into a Settlement Agreement under which SIT issued 67,000 shares of its common stock in full settlement, subject to certain terms, of the $67,000 claim. (See Note 5).

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

           In June 1998, a photographer and model formerly retained by CCS filed suit in U. S. District Court for the Southern District of New York captioned Ross & Vassilkioti v. CCS International, Ltd. seeking damages for alleged copyright infringement and other claims. The judge in the case has granted the plaintiff partial summary judgment as to the copyright infringement. A hearing to determine damages has been scheduled to commence on June 9, 2003. Under federal judicial rules, the Company is unable to contest the granting of partial summary judgment until a final judgment has been rendered. The Company believes that it has substantial defenses to the claims asserted in the lawsuit.

           In June 2001, a former product licensee of CCS brought suit in Circuit Court, Palm Beach, Florida, captioned Dunterman v. CCS International Ltd. The suit claimed that CCS engaged in breach of contract, among other allegations. On October 21, 2002, the Company and Allan L. Dunterman Jr. entered into a Settlement Agreement under which the Company issued 110,000 shares of its common stock in full settlement, subject to certain terms, of a $88,750 claim. (See Note 5).

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)



           Litigation (continued)
           ----------------------

           On May 2, 2002, Menachem Cohen, vice president and a director, and two other employees of one of the Company's subsidiaries were arrested pursuant to a criminal complaint filed in the United States District Court of the Southern District of Florida. The complaint alleged that such individuals violated federal law in that they intentionally manufactured, assembled, possessed or sold a device used for the surreptitious interception of electronic communications and that the device was sent through the mail or transmitted in intrastate or foreign commerce. On September 4, 2002, the United States District Court of the Southern District of Florida entered an order dismissing all charges against Menachem Cohen, vice president and director, and the two other employees of one of the Company's subsidiaries.

           Given that litigation is subject to many uncertainties, it is not possible to predict the outcome of the litigation pending against the Company. Accordingly, management has not made an estimate of the amount or range of loss that could result from an unfavorable outcome of pending cases, and the Company has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. However, it is possible that the Company's business, results of operations, cash flows or financial position could be materially affected by an unfavorable outcome of certain pending litigation. All such cases are being, and will continue to be vigorously defended, and the Company believes that it has meritorious and valid defenses against all such litigation, as well as valid basis for appeal of any adverse verdicts, should they result.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of March 31, 2003 and June 30, 2002.

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

RESULTS OF OPERATIONS - Three Months Ended March 31, 2003 and 2002

Revenues. Revenues for the three months ended March 31, 2003 (the "2003 Quarter") were $986,595 a decrease of $321,563 or 24.6%, from revenues of $1,308,158 for the three months ended March 31, 2002 (the "2002 Quarter"). The decrease is primarily a result of a decreased marketing effort caused by our limited resources. In particular, we decreased our advertising and promotional expenditures and attended fewer international trade shows. As long as we do not have the resources to market our products effectively, we will have a difficult time increasing our revenues. In addition, our financial condition and losses may have affected the willingness of customers to purchase products from us.

Cost of Sales. Cost of sales decreased by $122,542 or 23.9%, to $389,717 in the 2003 Quarter from $512,259 in the 2002 Quarter. Cost of sales as a percentage of product sales increased to 39.5% in the 2003 Quarter from 39.2% in the 2002 Quarter reflecting a slightly unfavorable change in product mix.

Compensation and benefits. Compensation and benefits increased by $81,594, or 14.1% to $661,994 in the 2003 Quarter from $580,400 in the 2002 Quarter primarily due to expenses in the Company's new London retail store that commenced operations on July 1, 2002.

Professional fees and legal settlements. Professional fees and legal settlements decreased by $186,486, or 72.4% to $71,270 in the 2003 Quarter from $257,756 in the 2002 Quarter primarily due to (i) a decrease in activity of pending litigation and (ii) the settlement of other litigation. Because of our financial problems, it is possible that we will continue to incur significant litigation expense arising from creditor actions.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $46,910, or 11.3% to $463,716 in the 2003 Quarter from $416,806 in the 2002 Quarter. This increase was primarily due to expenses in the Company's London retail store that commenced operations on July 1, 2002.

Unrealized loss on derivatives. Unrealized loss on derivatives of $51,930 in the 2003 Quarter is attributable to the decrease in market value of our common stock relating to our price guarantees on common stock that we have issued in payment of trade payables during the last quarter of Fiscal 2002 and the nine months ended March 31, 2003. There were no similar transactions in the 2002 Quarter.

Depreciation and amortization. Depreciation and amortization decreased by $31,420, or 62.2%, to $19,098 in the 2003 Quarter from $50,518 in the 2002
Quarter primarily as a consequence of certain assets becoming fully-depreciated in fiscal 2002.

Interest expense. Interest expense increased by $3,736, or 22.5%, to $20,324 in the 2003 Quarter from $16,588 in the 2002 Quarter as a result of a continued increase in the ordinary course of business of the Company's outstanding debt obligations.

Income tax benefit. The Company did not incur any income tax liabilities during the 2003 Quarter or 2002 Quarter due to operating losses. As of March 31, 2003, the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during the 2003 Quarter because management is uncertain as to their ultimate realization.

Net Loss. As a result of the forgoing, our net loss increased by $165,285, or 31.4% to $691,454, or $.04 per share, in the 2003 Quarter from $526,169, or $.04 per share, in the 2002 Quarter.

RESULTS OF OPERATIONS - Nine Months Ended March 31, 2003 and 2002

Revenues. Revenues for the nine months ended March 31, 2003 (the "2003 Period") were $3,069,443 a decrease of $1,052,221 or 25.5%, from revenues of $4,121,664 for the nine months ended March 31, 2002 (the "2002 Period"). The decrease is primarily a result of a decreased marketing effort caused by our limited resources. In particular, we decreased our advertising and promotional expenditures and attended fewer international trade shows. As long as we do not have the resources to market our products effectively, we will have a difficult time increasing our revenues. In addition, our financial condition and losses may have affected the willingness of customers to purchase products from us.

Cost of Sales. Cost of sales decreased by $440,325 or 26.6%, to $1,212,461 in the 2003 Period from $1,652,786 in the 2002 Period. Cost of sales as a percentage of product sales decreased to 39.5% in the 2003 Period from 40.1% in the 2002 Period reflecting an improvement in product mix.

Compensation and benefits. Compensation and benefits increased by $217,864, or 13.1% to $1,882,061 in the 2003 Period from $1,664,197 in the 2002 Period primarily due to expenses in the Company's new London retail store that commenced operations on July 1, 2002.

Professional fees and legal settlements. Professional fees and legal settlements decreased by $119,704, or 30.9% to $268,101 in the 2003 Period from $387,805 in the 2002 Period primarily due to (i) a decrease in activity of pending litigation and (ii) the settlement of other litigation. Because of our financial problems, it is possible that we will continue to incur significant litigation expense arising from creditor actions.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $83,009, or 5.7% to $1,550,481 in the 2003 Period from $1,467,472 in the 2002 Period. This increase was primarily due to expenses of $177,952 in the Company's London retail store that commenced operations on July 1, 2002 which were partially offset by the implementation of cost saving programs.

Unrealized loss on derivatives. Unrealized loss on derivatives of $175,290 in the 2003 Period is attributable to the decrease in market value of our common stock relating to our price guarantees on common stock that we issued during the last quarter of Fiscal 2002 and the 2003 Period in payment of trade payables. There were no similar transactions in the 2002 Period.

Depreciation and amortization. Depreciation and amortization decreased by $40,324, or 41.9%, to $55,910 in the 2003 Period from $96,234 in the 2002 Period primarily as a consequence of certain assets becoming fully-depreciated in fiscal 2002.

Interest expense. Interest expense increased by $16,683, or 35.4%, to $63,771 in the 2003 Period from $47,088 in the 2002 Period as a result of a continued increase in the ordinary course of business of the Company's outstanding debt obligations.

Income tax benefit. The Company did not incur any income tax liabilities during the 2003 Period or 2002 Period due to operating losses. The Company recorded a $33,000 tax benefit in the 2002 Period relating to refundable federal taxes expected to be recovered through tax loss carryback claims. As of March 31, 2003, the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during the 2003 Period because management is uncertain as to their ultimate realization.

Net Loss. As a result of the forgoing, our net loss increased by $977,714, or 84.2% to $2,138,632, or $.12 per share, in the 2003 Period from $1,160,918, or
$.10 per share, in the 2002 Period.

LIQUIDITY AND CAPITAL RESOURCES

We require significant working capital to fund our operations. At March 31, 2003 we had cash of $70,751 and a working capital deficit of $4,146,490. Our accounts payable and accrued expenses at March 31, 2003 was $2,883,430. As a result of our continuing losses, our working capital deficiency has increased. We funded our operations using vendor credit, including delays in paying accounts payable, and customer deposits. Because we have not been able to pay some of our trade creditors in a timely manner, many of our trade creditors require cash in advance or on delivery of goods, we have been subject to litigation and threats of litigation from our trade creditors and we have used common stock to satisfy some of our obligations to trade creditors. Certain shares issued by the Company to settle debt obligations contain a price guarantee that requires the Company to settle in cash any difference between the original face amount of the debt and proceeds from the creditor's subsequent sale of the shares. As a result, we have contingent obligations to some of these creditors. With respect to 577,000 shares of common stock issued during the nine months ended March 31, 2003 and the last quarter of the fiscal year ended June 30, 2002, the market value of the common stock on March 31, 2003 was approximately $326,243 less than the guaranteed price. We have accounted for these charges as unrealized loss on derivatives in our statement of operations for the nine months ended March 31, 2003. Our accounts payable and accrued expenses increased from $2,030,866 at June 30, 2002 to $2,883,430 at March 31, 2003 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $2,016,660 at March 31, 2003 that relate to payments on orders which had not been filled at that date. We have used our advance payments to enable us to continue our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

Since the completion of the merger in April 2002 we have sought, and been unsuccessful, in our efforts to obtain funding for our business. Because of our losses, we are not able to increase our borrowing. Our bank facility terminated on November 1, 2002. To date, we do not have an agreement with respect to a renewal of a credit facility with this lender or any agreement with any replacement lender. Our failure to obtain a credit facility could materially impair our ability to continue in business, and we cannot assure you that we will be able to obtain the necessary financing. Our main source of funds other than the bank facility has been from vendor credit and loans from our chief executive officer. Because of both our low stock price and our losses, we have not been able to raise funds through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders will suffer significant dilution and the issuance of securities may result in a change of control. Management's plans with respect to these matters include its attempts to settle claims with vendors where possible, a reduction in operating expenses, and financing from the chief executive officer in the absence of other sources of funds. Management cannot provide any assurance that its plans will be successful in alleviating its liquidity concerns and bringing the Company to the point of profitability. If we are unsuccessful in these efforts it may be necessary for us to seek protection under the Bankruptcy Code.

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

                            PART II OTHER INFORMATION


Item  6.   EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits

      99.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K

None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    SECURITY INTELLIGENCE TECHNOLOGIES, INC.


                               By: /s/ Ben Jamil
                               ---------------------------------------
                               Ben  Jamil, chief  executive  officer



                               By:  /s/  Chris R. Decker
                               ----------------------------------------
                               Chris R. Decker, chief financial officer


Date:  May 20, 2003







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

Date: May 20, 2003
                                                        By:  /s/ Ben Jamil
                                                        -----------------------
                                                        Ben Jamil
                                                        Chief Executive Officer

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

Date: May 20, 2003

                                               By:  /s/ Chris R. Decker
                                               -------------------------------
                                               Chris R. Decker
                                               Chief Financial Officer

                                                                   Exhibit 99.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

The undersigned chief executive officer of the Registrant does hereby certify that this Quarterly Report on Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, as amended, and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant at the dates and for the periods shown in such report.

Date:  May 20, 2003                            By:  /s/ Ben Jamil
                                               -------------------------------
                                               Ben Jamil
                                               Chief Executive Officer

                                                                   Exhibit 99.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

The undersigned chief financial officer of the Registrant does hereby certify that this Quarterly Report on Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, as amended, and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant at the dates and for the periods shown in such report.


Date:  May 20, 2003                                    By: /s/ Chris R. Decker
                                                       -------------------------
                                                       Chris R. Decker
                                                       Chief Financial Officer