Form 10KSB
period 2003-06-30
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2003-10-14
CIK 1117258

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003
                                       OR

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended June 30, 2003 were $3,729,165.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, was $5,405,204 at September 24, 2003.

The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of September 24, 2003 was 19,309,389.

                       DOCUMENTS INCORPORATED BY REFERENCE
None



                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number


PART I                                                                    1

BUSINESS                                                                  1

PROPERTIES                                                                13

LEGAL PROCEEDINGS                                                         13

SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS                        15

PART II                                                                   15

MARKET FOR RESISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS                                                                15

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS                                                  17

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                               20

CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE                                    20

PART III

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
   COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT OF THE REGRISTRANT  20

EXECUTIVE COMPENSATION                                                    23


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT            25

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                            26

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

     Our products are marketed under CCS International, Ltd. ("CCS"), G-Com Technologies and The Counter Spy Shops of Mayfair, London(R) brand names and are sold primarily through a worldwide network of sales agents, including four retail stores in the United States and one in London.

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

     During the year we entered into three joint Venture agreements with technology companies. On July 2, 2002 we entered into a joint venture agreement with MD Information Systems, a Russian company that develops, manufactures and markets voice logging products and services. On October 30, 2002 we entered into a joint venture agreement with Power Telecom Co., Ltd. a Korean company that develops manufactures and markets GPS equipment and services. On April 12, 2003 we entered into a joint venture agreement with VTF Company a Russian company that develops, manufactures and markets products designed to monitor, intercept and jam radio frequency signals and other radio electronic devices. In connection with these agreements we and our joint venture partners have formed new entities, limited liability companies, where ownership and results of operations are shared equally. The joint venture agreements grant the new entities exclusive marketing rights to our joint venture partner's products, except in the countries in which they are domiciled. As of June 30, 2003, the joint ventures have not generated any revenues or other significant business activity.

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


INDUSTRY OVERVIEW

     We design and assemble security products and market to military, law enforcement, security and corrections agencies, by providing specialized security services and products to multinational corporations and governmental agencies. Increasingly, governments, including the military, businesses and individuals have recognized the need for security products and services to protect them from the risks associated with terrorism, physical attacks, threats of violence, white-collar crime and fraud.

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

     Strong Client Base and Extensive Distribution Network. We have a broad, full-service network of sales representatives and international distributors to sell and service our equipment. We serve a client base representing governmental and non-governmental agencies as well as multinational corporations worldwide. We believe that the diversity of our clients' end markets, the continued globalization of our clients and the strength of our distribution relationships minimize our dependence on any particular product, market, or customer.

     We believe that the demand for both security and surveillance products and security risk management services will continue to grow. We will address this growth by offering a comprehensive array of premium security risk management products and services. By establishing a critical mass of products and services and a broad base of customers, we believe that we have developed the capacity to perform multiple aspects of our clients' threat analyses and security provisions on a comprehensive basis. We will continue to seek to implement this growth strategy primarily through internal expansion of our existing businesses and through strategic acquisitions of businesses offering complementary services, markets, and customer bases. However, because of our financial condition and the low price of our stock, we may not be able to acquire any businesses or implement our growth strategy.

The following elements define our growth strategy:

     Capitalize on Exposure to Military Programs. The events of September 11, 2001, have resulted in additional spending by the Department of Defense. We expect several of our product categories may be positively affected. These include our remote track, view and hear technologies, and voice, phone, cellular and data interception. We are well positioned to participate in these programs.

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

     Increase Global Position in High Fright Areas. We expect to offer to service the heightened security concerns of governments, agencies and corporations in existing high fright areas and will seek to leverage our global expertise and reputation for providing security products and services in newly developing high fright areas. We target regions with economic and political instability as well as regions with increased regulation. We will also grow the scope of our existing product and service offerings by servicing existing customers who expand geographically.

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

Products

       We offer the following products.
    - Covert audio and video logging systems to monitor employees and household surveillance.
    - Scramblers, data and fax transmission systems to protect and secure communications.
    -  Fax managers that log the activities of outgoing and incoming faxes.
    -  Armored and bulletproof clothing and automobiles.
    -  Counter-surveillance, wiretap detection and electronic counter-measures.
    -  Night vision, electro-optic devices and infrared scopes and cameras.
    -  Anti-hacking and secure remote computing to protect computer networks.
    - Bomb and weapons and other contraband detection for airport security, business, and home.
    -  Personal Protection Products
    - Voice stress analyzers and lie detection to evaluate the honesty of employees or vendors - Tracking and recovery and fleet management systems
    -  Cellular telephone tracking systems for 911 emergency programs.

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

Services

     We offer comprehensive security training programs in counterintelligence and counter-surveillance in Miami, New York, Mexico, London and Hong Kong. This training, offered to United States government agencies, friendly nations, and clients in the private sector in the United States and in foreign countries, includes methods of recognizing, deterring, and minimizing security risks. We have conducted seminars for intelligence personnel, crime fighting associations and their associated membership societies, from CIA to FBI to United States Customs, United States Coast Guard, military branches, police departments from New York City's strategic command to police chiefs from innumerable cities and towns across the country.

     We intend to schedule a series of seminars to be held throughout the world during the first half of fiscal 2004. These seminars will provide opportunities for qualified and authorized buyers to learn about our basic global system for mobile communications technology and our proposed solutions to intercepting and monitoring these communications.

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


Marketing and Distribution

     We have a network of sales representatives and international distributors who sell and service our law enforcement equipment. Our distributors and we currently operate in a number of countries and serve a client base representing governmental and non-governmental agencies as well as multinational corporations worldwide. However, during the past year we have been in litigation with five of our distributors. See "Item 3. Legal Proceedings.

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

     We employ a variety of marketing programs in support of our reseller's channels to make our target markets aware of the value of our integrated systems and technology and to help create pre-sales demand for our resellers. These programs include trade shows, advertising campaigns, seminars, direct mailings, brochures and other promotional efforts designed to generate sales leads. Training programs are an integral part of our customer service. In addition to enhancing customer satisfaction, we believe that they also help breed customer loyalty and brand awareness, so that we may sell additional products to the same customer. We also use our website to generate brand awareness. However, because of our limited resources, we have reduced our advertising and promotional expense.

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

Product Design and Installation

     Our engineering staff is involved in both developing new systems made possible by the advances in technology and continually improving the production process and reducing the cost of the products.

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

     Global system for mobile communications systems currently under development will require differing levels of local, on-site installation. For example, one system is largely a mobile communications intelligence gatherer requiring only local training, while another might require construction of a central command center, intercept towers and installation at remote sites. We do not install but we provide supervisory assistance for a field installation crew comprised of both employees and independent contractors, supplemented by local labor, for on-site construction and installation. We also provide training for use and maintenance of equipment, and subsequent hot-line assistance.

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


Business Combinations


     On April 17, 2002, pursuant to an agreement and plan of merger among us, CCS International, Ltd., a Delaware corporation ("CCS"), and CCS Acquisition Corp., a Delaware corporation ("Acquisition Corp"), Acquisition Corp. was merged into CCS, with the result that CCS became our wholly-owned subsidiary. As a result of the merger:

     o We issued an aggregate of 11,900,000 shares of common stock, 3,500,000 shares of series A preferred stock and 1,500,000 shares of series B preferred stock to the former stockholder of CCS, Ben Jamil, with each share of series A preferred stock and series B preferred stock being convertible into one share of common stock if the Company has either annual net revenue of $10,000,000 or net income of at least $1,000,000 prior to October 25, 2008, each share of series A preferred stock having 15 votes per share, and each share of series B preferred stock having no voting rights except as required by law.

     o Outstanding options and warrants to purchase a total of 1,800,500 shares of CCS' common stock were converted into options and warrants to purchase an equal number of shares of our common stock at exercise prices of $.50 to $1.00 per share.

     o Our corporate name was changed from HipStyle.com, Inc. to Security Intelligence Technologies, Inc.

     o    Our officers and directors resigned.

     o Ben Y. Jamil, Menachem Cohen, Tom Felice and Nomi Om, who were officer of CCS prior to the merger, were elected as our directors and offices, and Sylvain Naar, who was a director of CCS, was elected as a director.

     o We entered into a three-year employment agreement with Mr. Jamil and granted him a non-qualified stock option to purchase 1,000,000 shares of common stock at $2.00 per share pursuant to the employment agreement. The terms of Mr. Jamil's employment agreement are described under "Item 10. Executive Compensation."


Employees

     As of September 24, 2003, we had a total of approximately 50 employees, of which approximately 25 were employed at our main office and 25 were employed at our sales offices. None of our employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee related slowdowns and believe our relationship with our employees is good.


RISK FACTORS

     We require significant working capital in order to fund our operations. At
----------------------------------------------------------------------------
June 30, 2003, we had cash of approximately $22,000 and a working capital deficit in excess of $5.9 million. In order to develop and market our products and pay our current liabilities, we require additional working capital. In the event that we are unable to raise the necessary funding we may be unable to continue operations.

     Our accounts payable and accrued expenses increased from $2.1 million at
-----------------------------------------------------------------------------
June 30, 2002 to $3.7 million at June 30, 2003, reflecting our inability to pay
------------------------------------------------------------------------------
creditors currently. We also had customer deposits and related deferred revenue
--------------------
of $2.3 million, which relate to payments on orders which had not been filled at that date. We have used our advance payments to continue our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

     Our bank credit line terminated on November 1, 2002. Our main source of
---------------------------------------------------------
financing other than advances from our chief executive officer was our bank credit facility of $200,000 which was secured by all of our assets and guaranteed by our chief executive officer. This facility terminated on November 1, 2002, and to date, we do not have any agreement with any replacement lender. Our failure to obtain a credit facility with another lender could materially impair our ability to continue in operation, and we cannot assure you that we will be able to obtain the necessary financing.

     We have been operating at a loss, and our losses are continuing. We
---------------------------------------------------------------------
sustained losses of $3.8 million, or $.22 per share (basic and diluted), for the fiscal year ended June 30, 2003, $2.4 million, or $.19 per share (basic and diluted), for the fiscal year ended June 30, 2002, and our losses are continuing. We cannot give any assurance that we can or will ever operate profitably.

     Our independent auditors have included an explanatory paragraph in their
-----------------------------------------------------------------------------
report as to our ability to continue as a going concern. As a result of our
--------------------------------------------------------
continuing and significant losses and our working capital deficiency, our independent auditors have included in their report an explanatory paragraph as to our ability to continue as a going concern.

     Because of our stock price and our history of losses, we may have
----------------------------------------------------------------------
difficulty in raising necessary funding for our business. Since the completion
---------------------------------------------------------
of the merger we have sought, and been unsuccessful, in our efforts to obtain adequate funding for our business. Because of our losses, we are not able to increase our borrowing. Because of both our low stock price and our losses, we have not been able to raise adequate funds through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders will suffer significant dilution and the issuance of securities may result in a change of control.

     If we do not have access to the most current technology, we may not be able
--------------------------------------------------------------------------------
to market our products and services. The security industry is constantly
-----------------------------------
changing to meet new requirements, which result from both new threats to government and industry, both from potential threats to persons and property to industrial and governmental espionage, as well as general concern about personal and family safety. In order to meet these needs we will both have to anticipate problems and develop methods or reducing the potential risk. Our failure to anticipate our potential clients' requirements or to be able to provide them with the most current technology may impair our ability to sell our products. If we are unable to fund any significant research and development and product development effort, we may not be able to offer products based on new and developing technologies.

     Because of our limited resources, we may not be able to develop or
-----------------------------------------------------------------------
implement a successful marketing program. Our ability to implement an expanded
-----------------------------------------
marketing program is dependent upon our ability to fund the program. If we are not able to obtain necessary financing, we may be unable to market our products. Furthermore, our financial condition may inhibit potential customers from purchasing our equipment and our competitors may use our financial condition in marketing to the same customers.

     We are subject to government regulations, which if violated, could prohibit
--------------------------------------------------------------------------------
us from conducting a significant portion of our export business. The United
----------------------------------------------------------------
States and other governments have strict regulations concerning the exporting and importing of security devices, which may restrict sales of certain products to bona fide law enforcement agencies or may restrict the sale of certain products from the United States. If we violate any of these laws, we may be subject to civil or criminal prosecutions. If we are charged with any such violations, regardless of whether we are ultimately cleared, we may be unable to sell our products. During the fiscal years ended June 30, 2003 and June 30, 2002, we incurred significant expense and our reputation was impaired as a result of charges against our employees, including one of our officers, even though the charges were dismissed.

     Because we are dependent on our management, the loss of key executive
--------------------------------------------------------------------------
officers could harm our business. Our business is largely dependent upon our
---------------------------------
senior executive officers, Messrs. Ben Jamil, chief executive officer, Chris R. Decker, chief financial officer, Menachem Cohen, vice president, Sylvain Naar, vice president and Ms. Nomi On, vice president. Although we have an employment agreement with Mr. Jamil, the employment agreement does not guarantee that he will continue with us. Since we do not have an agreement with Messrs. Decker, Cohen, Naar or Ms. Om, each of these officers has the right to terminate his or her employment. Our business may be adversely affected if any of our key management personnel or other key employees left our employ.

     Because we lack patent or copyright protection, we cannot assure you that
-------------------------------------------------------------------------------
others will not be able to use our proprietary information in competition with
-------------------------------------------------------------------------------
us. We have no patent or copyright protection for our proprietary software, and
---
we rely on non-disclosure agreements with our employees. Since our business is dependent upon our proprietary products, the unauthorized use or disclosure of this information could harm our business.

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

     Our growth may be limited if we cannot make acquisitions. A part of our
--------------------------------------------------------------
growth strategy is to acquire other businesses that are related to our current business. Such acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or issue equity. Our stock price may adversely affect our ability to make acquisitions for equity or to raise funds for acquisition through the issues of equity securities. If we fail to make any acquisitions, our future growth may be limited. Furthermore, because of our stock price, the issuance of any stock or other equity securities in connection with any acquisition may result is significant dilution to our stockholders and may result in a change of control. As of the date of this report we do not have any agreement or understanding, either formal or informal, as to any acquisition.

     If we make any acquisitions, they may disrupt or have a negative impact on
-------------------------------------------------------------------------------
our business. If we make acquisitions, we could have difficulty integrating the
-------------
acquired companies' personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us, and our officers may exercise their rights to terminate their employment with us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses.

     We do not anticipate paying dividends on our common stock.
     ---------------------------------------------------------

     The rights of the holders of common stock may be impaired by the potential
--------------------------------------------------------------------------------
issuance of preferred stock. Our certificate of incorporation gives our board of
----------------------------
directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

     Shares may be issued pursuant to our stock plans which may affect the
--------------------------------------------------------------------------
market price of our common stock. We may issue stock upon the exercise of
---------------------------------
options or pursuant to stock grants covering an aggregate of 2,000,000 shares of common stock pursuant to our stock incentive plans, including options to purchase 1,992,500 shares subject to options which were outstanding on June 30, 2003. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

     Because we are subject to the "penny stock" rules, stockholders may have
-----------------------------------------------------------------------------
difficulty in selling our common stock. Our common stock is presently subject to
---------------------------------------
the Securities and Exchange Commission's penny-stock regulations which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may negatively affect the ability of purchasers of our common stock to sell such securities.

     There may be claims that a third party owns stock which is held by our
---------------------------------------------------------------------------
chief executive officer. In connection with an agreement between Mr. Ben
------------------------
Jamil and two financial consultants entered into prior to the reverse merger, the consultants or their designees were to purchase a 30% interest in five of our subsidiaries, and that 30% was to have been exchanged for 1,500,000 shares of series B preferred stock. Mr. Jamil has advised the consultants and their designees that, as a result of their failure to pay the consideration for the shares, the agreement is terminated and they have no interest in the series B preferred stock or the stock in the five subsidiaries. It is possible that the consultants or their designees may claim that they own the series B preferred stock or the stock in the five subsidiaries and we can give no assurance that their claim will not be upheld.

We May Not Be Able To Comply In A Timely Manner With All Of The Recently Enacted
--------------------------------------------------------------------------------
Or Proposed Corporate Governance Provisions. Beginning with the enactment of the
--------------------------------------------
Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted or proposed. We believe that we currently comply with all of the requirements that have become effective thus far, and with many of the requirements that will become effective in the future. Although we currently expect to comply with all current and future requirements, we may not be successful in complying with these requirements at all times in the future. In addition, certain of these requirements will require us to make changes to our corporate governance practices. For example, one Nasdaq proposal (which may become applicable to companies listed on the OTC Bulletin Board) under review by the Securities and Exchange Commission will require that a majority of our Board of Directors be composed of independent directors by our 2004 Annual Meeting of Stockholders. Currently, only one of the members of our Board of Directors, Tom Felice, is considered to be independent. We may not be able to attract a sufficient number of directors in the future to satisfy this requirement, if enacted and if it becomes applicable to our Company. Additionally, the Commission recently passed a final rule that requires companies to disclose whether a member of their Audit Committee satisfies certain criteria as a "financial expert." We currently do not have an Audit Committee member that satisfies this requirement and, we may not be able to satisfy this, or other, corporate governance requirements at all times in the future, and our failure to do so could cause the Commission or Nasdaq to take disciplinary actions against us, including an action to delist our stock from the OTC Bulletin Board or any other exchange or electronic trading system where our shares of common stock trade.



Item 2.  PROPERTIES

     We lease approximately 9,840 square feet of executive offices and warehouse space at 145 Hugeunot Street, New Rochelle, NY 10801 under a lease that expires on October 31, 2010. The annual rent is approximately $125,000, and is subject to annual increases. We also lease approximately 6,000 square feet for four of our sales offices and retail locations in Miami, Florida, New York City, Washington, DC and Beverly Hills, CA under leases that expire from 2005 to 2010 at a current annual rent of $464,000, subject to annual increases. We believe that our present facilities are adequate to meet our immediate requirements and that any additional space we may require will be available on reasonable terms.

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

     In June 1998, a photographer and model formerly retained by CCS filed suit in U. S. District Court for the

Southern District of New York captioned Ross & Vassilkioti v. CCS International, Ltd. seeking damages for alleged copyright infringement and other claims. The judge in the case has granted the plaintiff partial summary judgment as to the copyright infringement. On June 18, 2003, a jury awarded the plaintiffs $350,000 on the copyright infringement portion of the case. Under federal judicial rules, the Company is unable to contest the granting of partial summary judgment until a final judgment has been rendered. The Company believes that it has meritorious and valid defenses against the additional claims asserted in the lawsuit and a valid basis for appeal of the jury award of $350,000 and any additional adverse verdicts that may occur in this case. A trial date for the remaining counts of the action has been set for October 16, 2003.

     On November 1, 2002, a former Company supplier filed suit in the United States District Court for the District of Maryland, captioned Micronel Safety, Inc. v. CCS Internationnal Ltd. seeking damages of $242,400 for breach of contract to purchase certain products. CCS has denied the material allegations of the plaintiff's claim and has raised affirmative defenses thereto. We believe that we have valid defenses to the claim.

     On or about March 13, 2003, an action was commenced against CCS and its subsidiary in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, FL captioned Welcome Publishing Company, Inc. v. CCS International, Ltd. and Counter Spy Shop of Mayfair Ltd., Inc. seeking damages of $140,430 for an alleged breach of an advertising contract. CCS has denied the material allegations of the plaintiff's claim and has raised affirmative defenses thereto. We believe that we have valid defenses to the claim. A non-binding mediation took place on October 9, 2003 during which the parties discussed a settlement but were unable to reach an agreement.

     On or about May 25, 2001, an action was commenced against CCS in the United States District Court for the Southern District of New York, captioned Shenzen Newtek v. CCS International Ltd. The plaintiff had sought to recover $91,500, which was paid to CCS in connection with a distributorship agreement between the parties, plus costs and interest. On July 10, 2002, the Company and Shenzhen Newtek entered into a Settlement Agreement under which SIT issued 67,000 shares of its common stock in full settlement, subject to certain terms, of the $67,000 claim. The Settlement Agreement granted Shenzhen Newtek a price guarantee upon the sale of the shares and, alternatively, the option after July 10, 2003 to return the 67,000 shares to the company in lieu of a cash payment of $35,000. In August 2003 Shenzhen Newtek returned the 67,000 shares to the company however to date, no cash payment has been made.

     In June 2001, a former product licensee of CCS brought suit in Circuit Court, Palm Beach, Florida, captioned Dunterman v. CCS International Ltd. The suit claimed that CCS engaged in breach of contract, among other allegations. On October 21, 2002, the Company and Allan L. Dunterman Jr. entered into a Settlement Agreement under which the Company issued 110,000 shares of its common stock in full settlement, subject to certain terms, of an $88,750 claim.

     We are also the defendant in 3 pending actions arising out of our distributor agreements. On or about May 11, 2000 an action was commenced against CCS in the Supreme Court, New York County, captioned Ergonomic Systems Philippines Inc. v. CCS International Ltd. The plaintiff seeks to recover $81,000, which was paid to CCS in connection with a distributorship agreement between the parties, plus costs and interest. CCS has denied the material allegations of the claim and has raised affirmative defenses thereto. We believe that we have valid defenses to the claim.

     On or about October 12, 2001, an action was commenced against CCS in the United States District Court for the Southern District of New York, captioned China Bohai Group Co. Ltd. and USA International Business Connections Corp. v. CCS International, Ltd. The plaintiff seeks to recover $250,000 paid to CCS in connection with a distributorship agreement between the parties, plus $5,000,000 of punitive damages and costs and interest. CCS has denied the material allegations of the plaintiff's claim and has raised affirmative defenses thereto. CCS has asserted a counterclaim seeking damages in the approximate amount of $1,150,000 based upon the plaintiff's alleged breach of the parties' distributorship agreement. The Company believes that it has valid defenses to the claim.

     On December 3, 2002 EHS Elektronik Sistemleri ("EHS") submitted a demand for arbitration to the American Arbitration Association in NY, NY claiming CCS breached a joint venture agreement it had entered into with CCS in 1994 and seeking a refund of the $200,000 it had paid to CCS. A hearing has been set for October 23 and 24, 2003.

     On July 1, 2002, the Company's London subsidiary, Counter Spy Shop of Mayfair Limited ("CSS"), entered into an agreement to assume the business operations of another UK corporation ("Predecessor") for nominal consideration. The Predecessor is a defendant in ongoing litigation brought by a former customer, who has sued for breach of a contract executed in 1998 and is seeking a refund of approximately $293,000 in products and services purchased from the Predecessor. Due to the business transfer, there is a possibility that the plaintiff could name CSS as a defendant in the case. The Company, in consultation with counsel, believes that the Predecessor has valid defenses to the claim, and that CSS has valid defenses against any action that may be brought against it.

We believe that we have valid defenses to the claim.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

Not applicable.

PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is traded on the OTC Bulletin Board under the symbol SITG. The following table sets forth the range of high and low bid quotations for our common stock from December 31, 2001, when trading in our stock commenced, until June 30, 2003, as reported by OTC Bulletin Board. On April 17, 2002, we acquired CCS, with the result that our business changed to the business of CCS, and the business conducted by us under the name Hipstyle.com, Inc. was discontinued. Accordingly, stock price information for periods prior to April 17, 2002 do not reflect our present business.

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


                                  COMMON STOCK

                      High      Low                         High          Low
                    --------  -------                     --------      --------
     Fiscal 2003                        Fiscal 2002
-------------------                   ---------------

Quarter ended                          Quarter ended
September 30, 2002  $   0.17  $  0.15  September 30, 2001 N/A           N/A

Quarter ended                          Quarter ended
December 31, 2002   $   0.18  $  0.16  December 31, 2001  $   0.35      $   0.15

Quarter ended                          Quarter ended
March 31, 2003      $   0.07  $  0.04  March 31, 2002     $   2.55      $   0.15

Quarter ended                          Quarter ended
June 30, 2003       $   0.12  $  0.10  June 30, 2002      $   2.05      $   0.30



     On September 24, 2003, the final quoted price by the OTC Bulletin Board was $.73 per share of common stock.

     As of September 24, 2003 there were 19,304,389 shares of Common Stock outstanding, held of record by approximately 225 record holders and beneficial owners.

     The following table sets forth information as to equity compensation plans pursuant to which we may issue our equity securities.


------------------------------------------------------------------------------------------------------------------------------
                                                                                           Number of securities
                                                                                           remaining available for
                                                                      Weighted average     future issuance under
                                           Number of securities to    exercise price of    equity compensation plans
                                           be issued upon exercise    outstanding          plans (excluding
                                           of outstanding options,    options, warrants    securities reflects in columns (a))
                                           warrants and rights        and rights           columns (a))
                                           (a)                        (b)                  (c)
------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
by security holders                                  -0-                    N.A.                      -0-
------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by
approved by security holders                     3,400,000                 $.97                      7,500
------------------------------------------------------------------------------------------------------------------------------
       Total                                     3,400,000                 $.97                      7,500
------------------------------------------------------------------------------------------------------------------------------


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

     On April 17, 2002 we granted a non-qualified stock option to Mr. Ben Jamil, chief executive officer and a director, to purchase 1,000,000 shares of common stock at $2.00 per share. Mr. Jamil's employment agreement is described under "Item 10. Executive Compensation."

     During the fiscal year ended June 30, 2003, we issued the following securities in transactions that were not registered pursuant to the Securities Act of 1933, as amended:

On July 10, 2002, the Company and Shenzhen Newtek, a former product distributor of the Company, entered into a Settlement Agreement under which the Company issued 67,000 restricted shares of its common stock in full settlement, subject to certain terms, of a $67,000 claim. If the market price of the Company's common stock on July 10, 2003 is less than $1.00 per share, the Company is to pay the plaintiff the difference between $67,000 and the value of the stock or in the alternative the plaintiff can return the 67,000 shares to the Company in return for a payment of $35,000. In August 2003 Shenzhen Newtek returned the 67,000 shares to the Company however to date, no cash payment has been made.

On October 21, 2002, the Company and Allan L. Dunterman Jr. entered into a Settlement Agreement under which the Company issued 110,000 restricted shares of its common stock in full settlement, subject to certain terms, of an $88,750 claim. If the market price of the Company's common stock on October 21, 2003 or such later date that the plaintiff sells the shares is less than $.81 per share, the Company is to pay the plaintiff the difference between $88,750 and the value of the stock. At September 24, 2003, the closing price of the Company's common stock was $.73 per share.

On October 7, 2002, the Company entered into an agreement with an investment banking firm under which the Company issued 50,000 restricted shares of common stock.

During the year the Company issued 112,043 restricted shares of common stock for investor relations consulting services of $15,000.

During the year the Company issued 80,000 restricted shares of common stock in full payment of trade payables of $18,267.

These issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW.

     The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of June 30, 2003.
     Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

Critical accounting policies

         The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some of the significant accounting policies and methods applied to the preparation of the Company's consolidated financial statements. Review Note 1 to the financial statements for further discussion of significant accounting policies.

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

Stock-based Compensation

             The Company periodically grants stock options to employees in accordance with the provisions of its stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock

Issued to Employees", and accordingly accounts for employee stock-based compensation utilizing the intrinsic value method. FAS No. 123, "Accounting for Stock-Based Compensation", establishes a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under FAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if FAS No. 123 had been adopted as well as certain other information. Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured until the options vest.
         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No.123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB No. 28 is effective for interim periods beginning after December 15, 2002. We adopted SFAS No. 148 and APB No.28 on January 1, 2003.

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

Financial guarantees

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

New accounting pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will instead be tested at least annually for impairment. We adopted SFAS No. 142 on July 1, 2002. We did not carry any goodwill or other intangibles on our balance sheets as of June 30, 2003 or 2002, and therefore the adoption of SFAS No. 142 did not have a material effect on our financial position or operating results.
         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002, however earlier application is permitted. We adopted SFAS No. 143 on July 1, 2002. The adoption of this statement did not have a material effect on our financial position or operating results.
         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted SFAS No 144 on July 1, 2002. The adoption of SFAS No. 144 did not have a material effect on our financial position or results of operations.
         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring). We were required to adopt SFAS No. 146 for restructuring activities initiated after December 31, 2002, and we adopted SFAS No. 146 on January 1, 2003. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also established that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 did not have a material effect on our financial position or results of operations.
         In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations do not apply to product warranties or to guarantees accounted for as derivatives. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and the initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted FIN No. 45 on January 1, 2003. The adoption of FIN No. 45 did not have a material effect on our financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The adoption of this Interpretation did not have a material effect on our consolidated financial statements.
         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires mandatory redeemable financial instruments to be classified as liabilities, the result of which requires related expense to be classified as interest expense rather than minority interest on a prospective basis. SFAS No. 150 is effective in the three months ended June 30, 2003 for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003 for previously issued instruments. SFAS No. 150 is not expected to have a material impact on our financial position or results of operations.

Joint Venture Agreements

         During the year the Company entered into three joint Venture agreements with technology companies. On July 2, 2002 the Company entered into a joint venture agreement with MD Information Systems, a Russian company that develops, manufactures and markets voice logging products and services. On October 30, 2002 the Company entered into a joint venture agreement with Power Telecom Co., Ltd. a Korean company that develops manufactures and markets GPS equipment and services. On April 12, 2003 the Company entered into a joint venture agreement with VTF Company a Russian company that develops, manufactures and markets products designed to monitor, intercept and jam radio frequency signals and other radio electronic devices. In connection with these agreements the Company and its joint venture partner have formed new entities, limited liability companies, whose ownership and share of operating results are equally owned. The joint venture agreements grant the new entities exclusive marketing rights to the Company's joint venture partner's products, except in the countries in which they are domiciled. The Company accounts for its investments in the joint ventures using the equity method because its ownership is greater than 20% and it has the ability to exercise significant influence over the operating, investing and financing decisions of the joint venture entities. Under the equity method, the Company will record its pro-rata share of joint venture income or losses and adjust the basis of its investment accordingly. As of June 30, 2003, the joint ventures have not generated any revenues or other significant business activity.

Foreign Currency Translation

         The functional currency of the Company's UK subsidiary is the local currency. Accordingly, the Company translates all assets and liabilities into U.S. dollars at current rates. Revenues, costs, and expenses are translated at average rates during each reporting period. Gains and losses resulting from the translation of the consolidated financial statements are excluded from results of operations and are reflected as a translation adjustment and a separate component of stockholders' deficit. Translation adjustments were immaterial as of June 30, 2003. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.




RESULTS OF OPERATIONS - Year ended June 30, 2003 and year ended June 30, 2002

Revenues. Revenues for fiscal 2003 were $3,729,165 a decrease of $1,880,392 or 33.5%, from revenues of $5,609,557 in fiscal 2002. The decrease is primarily a consequence of a decrease in advertising and promotional expenditures and attendance at fewer international trade shows caused by limited resources. In addition, our financial condition and losses may have affected the willingness of customers to purchase products from us. The decrease resulting from these factors was partially offset by sales in our new retail store in London that commenced operations on July 1, 2002.

Cost of Sales. Cost of sales decreased by $403,924 or 18.1%, to $1,827,045 in fiscal 2003 from $2,230,969 in fiscal 2002. Cost of sales as a percentage of product sales increased to 49.3% in fiscal 2003 from 44.5% in fiscal 2002 primarily due to writing down the cost of obsolete or slow moving items in Fiscal 2003.

Compensation and benefits. Compensation and benefits increased by $ 448,715, or 20.1% to $2,547,846 in fiscal 2003 from $2,236,191 in fiscal 2002 primarily due to (i) an increase in amortization of deferred compensation relating to stock options we have granted to consultants of 5,301, (ii) expense in our new retail store in London that commenced operations on July 1, 2002 of $207,113 and increased expenditures to enhance the infrastructure of the Company by adding personnel to the marketing department and the sales department in anticipation of increased sales which did not materialize. We anticipate this trend of increased expenditures will continue in fiscal 2004 as we add additional personnel to the sales department.

Professional fees and legal matters. Professional fees and legal matters decreased by $194,227, or 17.2% to $936,621 in fiscal 2003 from $1,130,848 in fiscal 2002. Based on a review of outstanding legal matters and unpaid settlements, we have established, in consultation with outside counsel, reserves for litigation costs that are probable and can be reasonably estimated. We can provide no assurance, however, that such reserves will be sufficient to absorb actual losses that may result from unfavorable outcomes. Moreover, it is possible that the resolution of litigation contingencies will have a material adverse impact on our consolidated financial condition, results of operations or cash flows. We also expect that we will continue to incur attorney's fees and the use of management resources to defend pending litigation and creditor nonpayment claims during fiscal 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $228,577, or 10.7% to $1,910,546 in fiscal 2003 from $2,139,123 in fiscal 2002. The significant changes were primarily due to (i) a decrease in advertising expense of $114,201, or 33.5% to $226,694 in fiscal 2003 from $340,895 in fiscal 2002, (ii) a decrease in telephone expense of $74,578, or 33.5% to $148,108 in fiscal 2003 from $222,686 in fiscal 2002, due to lower rates charged by new service providers and (iii) a decrease in shipping costs of $41,626, or 45.6% to $49,924 in fiscal 2003 from $91,550 in fiscal 2002 all partially offset by expenses in our new retail store in London that commenced operations on July 1, 2002.

Unrealized loss on financial guarantees. Unrealized loss on financial guarantees is attributable to the decrease in market value relating to our price guarantees on common stock which we have issued in payment of trade payables. Unrealized loss on financial guarantees decreased $4,513, or 3.0% to $146,440 in fiscal 2003 from $150,953 in fiscal 2002.

Depreciation and amortization. Depreciation and amortization increased by $19,949, or 23.5% to $104,723 in fiscal 2003 from $84,774 in fiscal 2002 primarily as a consequence of expensing the net book value of leasehold improvements in our Washington, DC store from where we have relocated before the end of the depreciable life of the improvements.

Interest expense. Interest expense increased by $39,023, or 59.7% to $104,381 in fiscal 2003 from $65,358 in fiscal 2002 as a result of a continued increase in the ordinary course of business of the Company's outstanding debt obligations.

Income tax benefit. The income tax benefits of $29,000 in fiscal 2002 represented refundable taxes recovered through net operating loss carry-back claims in January 2003. In January 2003, we received approximately $158,000 of tax refunds from a federal loss carry-back refund claim. Since our carry-back ability has been utilized and the future realization of our losses is uncertain, no benefit resulting from our losses in fiscal 2003 has been provided.

As a result of the forgoing, our net loss increased by $1,448,778, or 60.0% to $3,848,437, $.22 per share, in fiscal 2003 from $2,399,659, $.19 per share, in fiscal 2002 as a result of the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

We require significant working capital to fund our future operations. At June 30, 2003 we had cash of $21,638 and a working capital deficit of $5,805,771. The aggregate amount of accounts payable and accrued expenses at June 30, 2003 was $3,563,776. As a result of our continuing losses, our working capital deficiency has increased.

We funded our losses through loans from our chief executive. At June 30, 2003, we owed our chief executive officer $1,451,620, of which $575,066 was incurred during fiscal 2003. We also utilized vendor credit and customer deposits and deferred license fees. Because we have not been able to pay our trade creditors in a timely manner, we have been subject to litigation and threats of litigation from our trade creditors and we have used common stock to satisfy our obligations to trade creditors. In many instances when we issue common stock, we have provided that if the stock does not reach a specified price level one year from issuance, we will pay the difference between that price level and the actual price. As a result, we have contingent obligations to our some of these creditors. With respect to 577,000 shares of common stock issued during fiscal 2003 and 2002, the market value of the common stock on June 30, 2003 was approximately $297,393 less than the guaranteed prices.

Our accounts payable and accrued expenses increased from $2,079,121 at June 30, 2002 to $3,563,776 at June 30, 2003 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $2,312,769 which relate to payments on orders which had not been filled at that date. We have used our advance payments to continue our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

We require substantial funds to support our operations. Since the completion of the merger we have sought, and been unsuccessful, in our efforts to obtain funding for our business. Because of our losses, we are not able to increase our borrowing. Our bank facility terminated on November 1, 2002. and to date, we do not have any agreements with any replacement lender. Our failure to obtain a credit facility with another lender could materially impair our ability to continue in operation, and we cannot assure you that we will be able to obtain the necessary financing. Our main source of funds other than the bank facility has been from loans from our chief executive officer, customer deposits and vendor credit. Because of both our low stock price and our losses, we were not been able to raise funds through the sale of our equity securities in fiscal 2002 and 2003. During July, August and September 2003 our stock price increased and we raised $525,000 resulting from the exercise of options to buy our common stock. Management cannot provide any assurance that our stock price will increase or remain at its current level or that we will be able to raise any more money through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders might suffer significant dilution and the issuance of securities may result in a change of control. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include its attempts to settle vendor payables wherever possible, a reduction in operating expenses, and financing from the chief executive officer in the absence of other sources of funds. Management cannot provide any assurance that its plans will be successful in alleviating its liquidity concerns and bringing the Company to the point of sustained profitability. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.




Item 7.  FINANCIAL STATEMENTS

         The financial statements begin on Page F-1.


Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On April 18, 2002, our board of directors dismissed Salibello & Broder LLP as our independent public accountants and selected Schneider & Associates, LLP to serve as our independent public accountant for the fiscal year ending June 30, 2003. At no time since its engagement has Schneider & Associates LLP had any direct or indirect financial interest in or any connection with us or any of our subsidiaries other than as independent accountant.

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

DIRECTORS, EXECUTIVE OFFICERS AND KEY PERSONNEL

         Set forth below is information concerning our directors and executive officers.

           Name        Age       Position
           ----        ---       --------
Ben Jamil               70       Chairman of the board, chief executive officer
                                 and director
Chris R. Decker         56       Chief financial officer and director
Tom Felice              42       Director
Manchem Cohen           51       Vice president and director
Nomi Om                 42       Vice president and director
Sylvain Naar            62       Vice president and director


     Ben Jamil has been chairman of the board, president, chief executive officer and a director of CCS since its organization in July 1992. He assumed such positions with us upon completion of the merger. Mr. Jamil has more than 40 years experience in government, military, law enforcement and business security, specializing in the design, and marketing of sophisticated, hi-tech systems for communication, voice and data privacy, surveillance and monitoring.

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

     Tom Felice has been a director of CCS since October 2001 and became one of our directors upon completion of the merger. He had been vice president sales until May 2003 when he resigned that position to pursue other opportunities.

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

     Sylvain Naar has been a director of CCS since March 2002 and became one of our directors upon completion of the merger. He became vice president in May of 2003. From 1990 to February 2002, Mr. Naar was vice president for product and business development at Copytele, a developer of advanced flat panel displays and secure communication products. With over 30 years experience in telecommunications, Mr. Naar has held numerous executive positions at Hazeltine, Thomson, CSF, and Alcatel.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year June 30, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

Director Compensation

     Directors who are also employees of the Company are not paid any fees or other remuneration for service on the Board or any of its Committees.

Meetings and Committees of the Board of Directors.

     The Board of Directors met three (3) times during the fiscal year ended June 30, 2003. The Board of Directors has a standing Audit Committee.

The Audit Committee

     Through May 1, 2003 the Audit Committee of the Board of Directors consisted of two (2) individuals Chris R. Decker an officer and director and Sylvain Naar, a director. On May 1, 2003 Tom Felice a director and previous officer replaced Sylvain Naar. The Audit Committee met once (1) time during the fiscal year ending June 30, 2003. The Audit Committee is primarily responsible for reviewing the services performed by the Company's independent public accountants, evaluating the Company's accounting policies and its system of internal controls, and reviewing significant finance transactions.

     The functions of the Audit Committee are focused on three areas:

     o the adequacy of the Company's internal controls and financial reporting process and the reliability of the Company's financial statements.

     o the independence and performance of the Company's independent public accountants.

     o    the Company's compliance with legal and regulatory requirements.

     The Audit Committee meets with management periodically to consider the adequacy of the Company's internal controls and the objectivity of its financial reporting. The Audit Committee discusses these matters with the Company's independent public accountants and with appropriate Company financial personnel. Meetings are held with the independent public accountants who have unrestricted access to the Audit Committee. The Audit Committee also appoints and engages the independent public accountants and reviews periodically their performance and independence from management. In addition, the Audit Committee reviews the Company's financing plans and reports recommendations to the full Board of Directors for approval and to authorize action.

         Management has primary responsibility for the Company's financial statements and the overall reporting process, including the Company's system of internal controls. The independent public accountants audit the annual financial statements prepared by management, express an opinion as to whether those financial statements present fairly the financial position, results of operations and cash flows of the Company in conformity with generally accepted accounting principles and discusses with the Audit Committee any issues they believe should be raised with the Audit Committee.

     The Audit Committee reviews the Company's audited financial statements and meets with both management and Schneider & Associates, LLP, the Company's independent public accountants, to discuss such audited financial statements, and financial statements included in quarterly reports on Form 10-QSB. Management represents to the Audit Committee that the financial statements are prepared in accordance with generally accepted accounting principles. The Audit Committee receives from and discusses with Schneider & Associates, LLP the written disclosure and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). These items relate to that firm's independence from the Company.

ITEM 10.  EXECUTIVE COMPENSATION

     Set forth below is information with respect to compensation paid or accrued by us for fiscal years ended June 30, 2003 and 2002 to our chief executive officer. No other officer received compensation of $100,000 during any of those fiscal years.


SUMMARY COMPENSATION TABLE

                                                          Long-Term
                                                          Compensation (Adwards)
                               Fiscal                     Options, SARs
Name and Principal Position     Year    Salary      Bonus      (Number)
----------------------------- ------- ----------- -------------------------
Ben Jamil, chief executive       2003 $ 250,000      $ -       1,000,000
officer                          2002   172,799        -             -
                                 2001   135,200        -             -

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

Option Exercises and Outstanding Options

     The following table sets forth information concerning the exercise of options during the fiscal year ended June 30, 2003 and the fiscal year-end value of options held by our chief executive officer, who is the only officer named in the summary compensation table. No stock appreciation rights have been granted.

 Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

                                            Number of
                                            Securities         Value of
                                            Underlying         Unexercised In-
                                            Unexercised        the-Money
                                            Options at Fiscal  Options at Fiscal
                                            Year End           Year End

            Shares Acquired    Value        Exercisable/       Exercisable/
 Name       Upon Exercise      Realized     Unexercisable      Unexercisable
 ----       -------------      --------     -------------      -------------
Ben Jamil     --                 --         --/1,000,000       --/--


                Option Grants in Fiscal Year Ended June 30, 2003

There were no option grants in the fiscal year ended June 30, 2003 to any officer named in the summary compensation table.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and discussion provides information as to the shares of common stock benefically owned on September 24, 2003 by:

     -    each director;

     -    each officer named in the executive compensation table;

     - each person owning of record or known by us based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

     -    all officers and directors as a group.

                                        Shares of Common         Percentage of
                                        Stock Benefically        Outstanding
                   Name                       Owned              Common Stock
-----------------------------------   -----------------------    ---------------
Ben Jamil                                         11,900,000              61.6%
145 Huguenot Street
New Rochelle, NY 10801
Michael Farkas                                     1,695,100               8.8%
1221 Brickell Avenue
Miami, FL 33131

Chris R. Decker                                      300,000               1.5%
Menachem Cohen                                       300,000               1.5%
Tom Felice                                           250,000               1.3%
Nomi Om                                              250,000               1.3%
Sylvain Naar                                               -                  -
All directors and officers as a                   13,000,000              63.7%
group (6 individuals)



     Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Stockholders are deemed to own shares of common stock issuable upon the exercise of options or upon conversion of convertible securities which are exercisable or convertible within 60 days of September 24, 2003.

     The shares beneficially owned by Michael Farkas represents 1,641,100 shares of common stock owned by him and 54,000 shares of common stock owned by Atlas Equity, which is beneficially owned by Mr. Farkas.

Atlas Equity had agreed to pledge 1,500,000 shares of common stock, which shares were to be released to Atlas Equity if we raise $925,000 by June 14, 2002. On December 16, 2003 the Company and Atlas Equity and certain successor owners of Atlas Equity's Pledged Shares entered into and agreement that reduced the number of Pledged Shares to 750,000, restricted the number of Pledged Shares that could be sold for a period of one year and extended the date to raise the $925,000 to July 7, 2004. To date Atlas Equity has raised $525,000 of financing.

     The shares beneficially owned by Mr. Decker represent shares of common stock issuable upon exercise of options held by him.

     The shares beneficially owned by Mr. Cohen represent shares of common stock issuable upon exercise of options held by him.

     The shares beneficially owned by Ms. Om represent shares of common stock issuable upon exercise of options held by him.

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

Item 12.   Certain Relationships and Related Transactions

     On April 17, 2002, pursuant to an agreement and plan of merger among us, CCS and our wholly-owned subsidiary, the subsidiary was merged into CCS, with the result that CCS became our wholly-owned subsidiary. As a result of the merger:

     o We issued an aggregate of 11,900,000 shares of common stock, 3,500,000 shares of series A preferred stock and 1,500,000 shares of series B preferred stock to the former stockholders of CCS, with each share of series A preferred stock and series B preferred stock being convertible into one share of common stock if the Company has either annual net revenue of $10,000,000 or net income of at least $1,000,000 prior to October 25, 2008, each share of series A preferred stock having 15 votes per share, and each share of series B preferred stock having no voting rights except as required by law. The series A and B preferred stock was issued to Mr. Ben Jamil.

     o Outstanding options and warrants to purchase a total of 1,800,500 shares of CCS' common stock were converted into options and warrants to purchase an equal number of shares of our common stock at exercise prices of $.50 to $1.00 per share.

     o    Our officers and directors resigned.

     o Ben Jamil, Menachem Cohen, Tom Felice and Nomi Om, who were officer of CCS prior to the merger, were elected as our directors and offices, and Sylvain Naar, who was a director of CCS, was elected as a director.

     o We entered into a three-year employment agreement with Mr. Jamil and granted him a non-qualified stock option to purchase 1,000,000 shares of common stock at $2.00 per share pursuant to the employment agreement. The terms of Mr. Jamil's employment agreement are described under "Item 10. Executive Compensation."


Item 13.  EXHIBITS AND REPORTS ON FORM 8-KSB

(a) Reports on Form 8-KSB

(1) Current Report on Form 8-K/A filed on July 1, 2002 with respect to Items 1, 2 and 7.

(2)  Current Report on Form 8-K filed on October 24, 2002 with respect to Item
     4.

(3)  Current Report on Form 8-K filed on October 29, 2002 with respect to Item
     4.

(4)  Current Report on Form 8-K filed on June 27, 2003 with respect to Item 5.


(b) Exhibits

Exhibit
  No.     Description

2.1 Agreement and Plan of Merger dated as of February 28, 2002 among the Registrant, CCS International, Ltd., and

     CCS Merger Corp.(1)

3.1  Articles of incorporation (2)

3.1  Articles of Amendment to Articles of Incorporation (4)

3.2  By-laws (2)

10.1 Employment Agreement, dated as of April 17, 2002, by and between the Registrant and Ben Jamil. (3)

10.2 Form of pledge Agreement, dated as of April 17, 2002, by and between the Registrant and Atlas Equity (3)

10.3 Agreement dated as of December 16, 2002, by and between the Registrant and ATLAS EQUITY and successor owners of Atlas Equity's pledged shares.

10.3 2002 Stock Plan (4)

10.4 Lease dated June 1, 2000 between Rotterdam Ventures, Inc. d/b/a Galesi Enterprises and the Registrant. (4)

10.5 2003 Stock Incentive Plan

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

(4) Filed as an exhibit to the Registrant's Form 10-KSB filed with the commission on November 6, 2002, and incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. Audit Fees. The aggregate fees billed for the audit of our financial statements and review of financial statements included in our quarterly Form 10-QSB were $67,825 and $71,829 for the fiscal years ended June 30, 2003 and June 30, 2002 respectively.

2. Audit-Related Fees. There were no audit-related fees billed for the fiscal years ended June 30, 2003 and June 30, 2002.

3. Tax Fees. Tax fees billed were $725 and $3,512 for the fiscal years ended June 30, 2003 and June 30, 2002 respectively.


4. All Other Fees. Fees related to the reverse merger were $19,950 for the fiscal year ended June 30, 2002.

               INDEX TO FINANCIAL STATEMENTS

Independent Auditors Report                                              F - 1

Consolidated Balance Sheet June 30, 2003                                 F - 2

Consolidated Statements of Operations for the year ended June 30, 2003
   and June 30, 2002                                                     F - 3

Consolidated Statement of Stockholder's Deficit for the years ended June
   30, 2003 and June 30, 2002                                            F - 4

Consolidated Statements of Cash Flow for the years ended June 30, 2003
   and June 30, 2002                                                     F - 5

Notes to financial statements                                      F - 6 - F- 24


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Security Intelligence Technologies, Inc.

     We have audited the accompanying consolidated balance sheet of Security Intelligence Technologies, Inc. and subsidiaries as of June 30, 2003, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended June 30, 2003 and June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Intelligence Technologies, Inc. and subsidiaries as of June 30, 2003, and the results of their operations and their cash flows for the years ended June 30, 2003 and June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses in fiscal 2003 and 2002, negative cash flows from operations, and has limited cash and other resources to fund future operations. In addition, the Company is involved in material litigation, the costs of which have significantly impacted liquidity. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Jericho, New York
October 10, 2003                                      Schneider & Associates LLP
                                       F-1


            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 June 30, 2003

ASSETS
Current Assets:
      Cash                                                                                          $     21,638
     Inventory                                                                                         1,448,314
     Other current assets                                                                                 52,442
                                                                                                    -------------
        Total current assets                                                                           1,522,394

Property and Equipment, at cost less accumulated depreciation
   and amortization of $431,541                                                                          122,390

Other assets                                                                                              54,946
                                                                                                    -------------

 Total assets                                                                                       $  1,699,730
                                                                                                    =============



LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Accounts payable and accrued expenses                                                          $  3,563,776
     Note payable - CEO/stockholder                                                                    1,451,620
     Customer deposits                                                                                 1,277,695
     Deferred revenue                                                                                  1,035,074
                                                                                                    -------------
         Total current liabilities                                                                     7,328,165
                                                                                                    -------------

Commitments and contingencies - See Notes

Stockholders' deficit:
     Preferred stock, $.0001 par value, 10,000,000 shares authorized:
         Series A Convertible-$1.00 per share liquidation preference, 3,500,000 shares
            authorized, issued and outstanding                                                               350
         Series B Convertible-$1.00 per share liquidation preference, 1,500,000 shares
            authorized, issued and outstanding                                                               150
     Common stock, $.0001 par value, 100,000,000 shares authorized,
         17,411,389 shares issued and outstanding                                                          1,741
     Additional paid in capital                                                                          507,123
     Accumulated deficit                                                                              (6,137,799)
                                                                                                    -------------
       Total stockholders' deficit                                                                    (5,628,435)
                                                                                                    -------------

Total liabilities and stockholders' deficit                                                         $  1,699,730
                                                                                                    =============

   The accompanying notes are an integral part of these financial statements.
                                      F-2


          SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                            Year Ended
                                                                                  -----------------------------------
                                                                                              June 30,
                                                                                  -----------------------------------
                                                                                      2003                2002
                                                                                  ---------------     ---------------
     Sales                                                                         $  3,729,165        $  5,609,557
                                                                                  ---------------     ---------------
Costs and expenses:
     Cost of sales                                                                    1,827,045           2,230,969
     Compensation and benefits                                                        2,547,846           2,236,191
     Professional fees and legal matters                                                936,621           1,130,848
     Selling, general and administrative expenses                                     1,910,546           2,139,123
     Unrealized loss on financial guarantees                                            146,440             150,953
     Depreciation and amortization                                                      104,723              84,774
                                                                                  ---------------     ---------------
                                                                                      7,473,221           7,972,858
                                                                                  ---------------     ---------------
Operating loss                                                                       (3,744,056)         (2,363,301)

Interest expense                                                                        104,381              65,358
                                                                                  ---------------     ---------------
Loss before income tax benefit                                                       (3,848,437)         (2,428,659)

Income tax benefit                                                                            -             (29,000)
                                                                                  ---------------     ---------------
Net loss                                                                           $ (3,848,437)       $ (2,399,659)
                                                                                  ===============     ===============

Loss per share, basic and diluted                                                  $      (0.22)       $      (0.19)
                                                                                  ===============     ===============

Weighted average number of shares                                                    17,278,269          12,896,403
                                                                                  ===============     ===============

   The accompanying notes are an integral part of these financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                       YEARS ENDED JUNE 30, 2003 AND 2002

                                                                                                           Retained
                                             Convertible Preferred                           Additional    Earnings        Total
                                          Series A           Series B       Common Stock      Paid-in    (Accumulated  Stockholders'
                                     Shares    Amount   Shares    Amount  Shares     Amount   Capital      Deficit)       Deficit
                                     ------    ------   ------    ------  ------     ------   -------      --------       -------

Balances, July 1, 2001                 -       $ -        -       $ -          5,100 $5,100     -        $     110,297 $    115,397

Issuance of preferred stock to
  CEO/stockholder in exchange
  for common stock of affiliated
  companies                          3,500,000    350   1,500,000    150      (4,100) 4,100       3,600       -             -
11,900 for 1 forward common
  stock split and change in par value
  to $.0001 per share                  -         -        -         -     11,899,000    190        (190)      -             -
Sale of common stock                   -         -        -         -         75,000      7      74,993       -              75,000
Issuance of common stock
  to settle debt                       -         -        -         -        417,346     42     348,248                     348,290
Issuance of common stock and
  elimination of accumulated deficit
  of legal acquirer in reverse
  merger                               -         -        -         -      4,600,000    460     (44,814)      -             (44,354)
Amortization of deferred
  compensation                         -         -        -         -       -          -         36,580       -              36,580
Net loss                               -         -        -         -       -          -        -           (2,399,659)  (2,399,659)
                                    ------------------------------------------------------------------------------------------------
Balances, June 30, 2002              3,500,000    350   1,500,000    150  16,992,346   ,699     418,417     (2,289,362)  (1,868,746)
Issuance of common stock
  to settle debt                       -         -        -         -        419,043     42      83,405       -              83,447
Amortization of deferred
  compensation                         -         -        -         -       -          -          5,301       -               5,301
Net loss                               -         -        -         -       -          -        -           (3,848,437)  (3,848,437)
                                    ------------------------------------------------------------------------------------------------
                                     3,500,000 $  350   1,500,000 $  150  17,411,389 $1,741   $ 507,123  $  (6,137,799)$ (5,628,435)
                                    ================================================================================================

   The accompanying notes are an integral part of these financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Year Ended
                                                                                      -------------------------------
                                                                                                 June 30,
                                                                                      -------------------------------
                                                                                         2003               2002
                                                                                      --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                          $ (3,848,437)     $ (2,399,659)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                        104,723            84,774
      Unrealized loss on financial guarantees                                              146,440           150,953
      Amortization of deferred compensation                                                  5,301            36,580
      Noncash compensation - CEO/stockholder                                               139,976            18,423
      Noncash interest expense - CEO/stockholder                                            47,649            22,498
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
        Decrease (Increase) in inventory                                                   741,873          (190,751)
        Decrease (Increase) in other current assets                                        133,073           (70,127)
        Increase in accounts payable and accrued expenses                                1,421,662         1,586,862
        Increase in customer deposits                                                      227,923           754,275
         Increase (Decrease) in deferred revenue                                           688,883          (258,673)
                                                                                      --------------    -------------
Net cash used in operating activities                                                     (190,934)         (264,845)
                                                                                      --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                           -            (2,166)
    (Increase) in other assets                                                              (7,213)          (10,500)
                                                                                      --------------    -------------
Net cash used in investing activities                                                       (7,213)          (12,666)
                                                                                      --------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                                       -            75,000
    Repayments of note payable - bank                                                     (200,000)         (200,000)
    Borrowings under note payable - CEO/stockholder                                        387,441           566,633
    Repayments of note payable - CEO/stockholder                                                 -          (150,000)
                                                                                      --------------    -------------
Net cash provided by financing activities                                                  187,441           291,633
                                                                                      --------------    -------------
Net increase (decrease) in cash                                                            (10,706)           14,122

Cash, beginning of year                                                                     32,344            18,222
                                                                                      --------------    -------------
Cash, end of year                                                                      $    21,638      $     32,344
                                                                                      ==============    =============



   The accompanying notes are an integral part of these financial statements.

                                     F - 5



            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business
-----------------------------------

Security Intelligence Technologies, Inc. (SIT"), a Florida Corporation and its wholly owned subsidiaries ("collectively the "Company") are engaged in the design, manufacture and sale of security and surveillance products and systems. The Company purchases finished items for resale from independent manufacturers, and also assembles off-the-shelf electronic devices and other components into proprietary products and systems at its own facilities. The Company generally sells to businesses, distributors, government agencies and consumers through five retail outlets located in Miami, Florida; Beverly Hills, California; Washington, DC; New York City, and London, England and from its showroom in New Rochelle, New York. On April 17, 2002, CCS International, Ltd. ("CCS"), a Delaware corporation, and its wholly-owned subsidiaries, merged with SIT and became a wholly owned subsidiary of SIT. The merger has been accounted for as a reverse acquisition, since the management and stockholder of CCS obtained control of the merged entity after the transaction was completed. Under reverse acquisition accounting, CCS is considered the accounting acquirer and SIT (then known as Hipstyle.com, Inc.) is considered the acquired company. Inasmuch as SIT had no substantive assets or operations at the date of the transaction, the merger has been recorded as an issuance of CCS stock to acquire SIT, accompanied by a recapitalization, rather than as a business combination.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of SIT and its wholly-owned subsidiaries, CCS, Spy Shop, Ltd. d/b/a Counter Spy Shop of Delaware, a Delaware corporation (retail store); Security Design Group, Inc., a New York corporation (formerly a manufacturing operation, currently inactive); Counter Spy Shop of Mayfair London, Ltd., a District of Columbia corporation (retail store); CCS Counter Spy Shop of Mayfair London, Ltd., a California corporation (retail store); and Counter Spy Shop of Mayfair, Ltd., a Florida corporation (retail store). The financial statements for the year ended June 30, 2003 also include the operations of Counter Spy Shop of Mayfair Limited, a wholly-owned United Kingdom corporation (retail store), that commenced operations on July 1, 2002. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation:
-----------------------------------------

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $3,848,437 and $2,399,659 for the years ended June 30, 2003 and June 30, 2002 respectively. In addition, at June 30, 2003, the Company had a working capital deficit of $5,805,771 and a deficiency in stockholders' equity of $5,628,435. The Company is also a defendant in material and costly litigation, which has significantly impacted liquidity. See Note 15. The Company requires additional financing which may not be readily available. The Company's bank facility has terminated, and the only source of funds other than operations has been loans from the Company's chief executive officer and customer deposits. See Notes 5 and 6. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include to settle vendor payables wherever possible, a reduction in operating expenses, and continued financing from the chief executive officer in the absence of other sources of funds. Management cannot provide any assurance that its plans will be successful in alleviating its liquidity concerns and bringing the Company to the point of profitability. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002



  1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
Continued

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

Long-lived assets
-----------------

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


Stock-based Compensation
------------------------

     The Company periodically grants stock options to employees in accordance with the provisions of its stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly accounts for employee stock-based compensation utilizing the intrinsic value method. FAS No. 123, "Accounting for Stock-Based Compensation", establishes a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under FAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if FAS No. 123 had been adopted as well as certain other information.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-based Compensation - continued

 Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured until the options vest.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No.123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB No. 28 is effective for interim periods beginning after December 15, 2002. We adopted SFAS No. 148 and APB No.28 on January 1, 2003. FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2003 and 2002: dividend yield of 0%, risk-free interest rate of 3.38%, expected lives of eight years, and expected volatility of 120%. Under the accounting provisions of SFAS Statement 123, the Company's net loss and loss per share for 2003 and 2002 would have been the pro forma amounts indicated below:


                                                                                Year Ended June 30,
                                                                          -----------------------------------
                                                                              2003                 2002
Net loss:
     As reported                                                           $ (3,848,437)        $ (2,399,659)
     Add: Stock based employee compensation expense
        included in reported net loss                                               -                    -
     Deduct: Total stock based employee compensation expense
        determined under the fair value based method for all awards            (310,041)            (510,443)
                                                                           -------------        -------------
                                                                           $ (4,158,478)        $ (2,910,102)
                                                                           =============        =============
Loss per share:
     As reported                                                           $      (0.22)        $      (0.19)
     Proforma                                                              $      (0.24)        $      (0.23)


            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income taxes
------------

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

Advertising
-----------

Advertising costs are expensed as incurred. The Company incurred advertising expenses of approximately $227,000 and $341,000 during the years ended June 30, 2003 and 2002 respectively.

Financial guarantees
--------------------

Certain shares issued by the Company to settle debt obligations contain a price guarantee that requires the Company to settle in cash any difference between the original face amount of the debt and proceeds from the creditor's subsequent sale of the shares. The Company accounts for these transactions by recording the debt at fair value with periodic mark-to-market adjustments until the guarantee is settled. Unrealized gains or losses resulting from changes in fair value are included in earnings and accrued expenses. (See Note 4)

Fair Value of Financial Instruments
-----------------------------------

The fair values of financial instruments recorded on the balance sheet are not significantly different from their carrying amounts due to the short-term nature of those instruments, or because they are accounted for at fair value.

New accounting pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will instead be tested at least annually for impairment. We adopted SFAS No. 142 on July 1, 2002. We did not carry any goodwill or other intangibles on our balance sheets as of June 30, 2003 or 2002, and therefore the adoption of SFAS No. 142 did not have a material effect on our financial position or operating results.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002



1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

New accounting pronouncements - continued
-----------------------------------------

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002, however earlier application is permitted. We adopted SFAS No. 143 on July 1, 2002. The adoption of this statement did not have a material effect on our financial position or operating results.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted SFAS No 144 on July 1, 2002. The adoption of SFAS No. 144 did not have a material effect on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring). We were required to adopt SFAS No. 146 for restructuring activities initiated after December 31, 2002, and we adopted SFAS No. 146 on January 1, 2003. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also established that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 did not have a material effect on our financial position or results of operations.

In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations do not apply to product warranties or to guarantees accounted for as derivatives. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and the initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted FIN No. 45 on January 1, 2003. The adoption of FIN No. 45 did not have a material effect on our financial position or results of operations.
                                      F-10

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002



1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

New accounting pronouncements - continued
-----------------------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The adoption of this Interpretation did not have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires mandatorily redeemable financial instruments to be classified as liabilities, the result of which requires related expense to be classified as interest expense rather than minority interest on a prospective basis. SFAS No. 150 is effective in the three months ended June 30, 2003 for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003 for previously issued instruments. SFAS No. 150 is not expected to have a material impact on our financial position or results of operations.

Joint Venture Agreements
------------------------

     During the year the Company entered into three joint Venture agreements with technology companies. On July 2, 2002 the Company entered into a joint venture agreement with MD Information Systems, a Russian company that develops, manufactures and markets voice logging products and services. On October 30, 2002 the Company entered into a joint venture agreement with Power Telecom Co., Ltd. a Korean company that develops manufactures and markets GPS equipment and services. On April 12, 2003 the Company entered into a joint venture agreement with VTF Company a Russian company that develops, manufactures and markets products designed to monitor, intercept and jam radio frequency signals and other radio electronic devices. In connection with these agreements the Company and its joint venture partners have formed new entities, limited liability companies, whose ownership and share of operating results are equally owned. The joint venture agreements grant the new entities exclusive marketing rights to the Company's joint venture partner's products, except in the countries in which they are domiciled.

     The Company accounts for its investments in the joint ventures using the equity method because its ownership is greater than 20% and it has the ability to exercise significant influence over the operating, investing and financing decisions of the joint venture entities. Under the equity method, the Company will record its pro-rata share of joint venture income or losses and adjust the basis of its investment accordingly. As of June 30, 2003, the joint ventures have not generated any revenues or other significant business activity.


                                      F-11

           SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002



1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Foreign Currency Translation
----------------------------

The functional currency of the Company's UK subsidiary is the local currency. Accordingly, the Company translates all assets and liabilities into U.S. dollars at current rates. Revenues, costs, and expenses are translated at average rates during each reporting period. Gains and losses resulting from the translation of the consolidated financial statements are excluded from results of operations and are reflected as a translation adjustment and a separate component of stockholders' deficit. Translation adjustments were immaterial as of June 30, 2003.

Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.

Concentration of credit risk
----------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash balances. The Company limits the amount of credit exposure to any one financial institution. The Company generally does not grant credit to domestic or foreign customers.

Research and development costs
------------------------------

Research and development costs are charged to expense as incurred.

Loss Per Share
--------------

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic and diluted loss per share is computed using the weighted average number of shares of common stock outstanding and excludes all common stock equivalents outstanding during the period. Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Stock options and preferred stock that are convertible into common stock based on the Company's attainment of performance goals are not includible in the calculation of earnings per share until the specified targets are met. The following securities have been excluded from the diluted computation for fiscal 2003 and 2002 because they are contingently issuable and/or antidilutive:

                                                    Year Ended June 30,
                                                    --------------------------
                                                        2003              2002
                                                    ---------        ---------

Series A Convertible Preferred Stock                3,500,000        3,500,000
Series B Convertible Preferred Stock                1,500,000        1,500,000
Stock options                                       1,992,500        1,783,000
Warrants                                              400,000          400,000

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
Continued:

Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation.


2.  INVENTORY

Inventories consist of the following at June 30, 2003:

Small components and supplies                                   $     238,180
Finished goods                                                      1,210,134
                                                               ---------------
                                                                $   1,448,314
                                                               ===============
3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2003:

Office furniture and equipment                           $     206,973
Leasehold improvements                                         346,958
                                                        ---------------
                                                               553,931
Accumulated depreciation and amortization                     (431,541)
                                                        ---------------
                                                         $     122,390
                                                        ===============

Depreciation and amortization expense was $104,723 and $84,774 for the years ended June 30, 2003 and 2002, respectively.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002




4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2003 consisted of the following:

Accounts payable - trade                                       $1,648,216
Professional fees and legal matters                             1,373,966
Common shares subject to financial guarantees                     297,393
Payroll liabilities                                               185,879
Deferred rent payable                                              58,322
                                                              -----------
                                                               $3,563,776
                                                              ===========

As of June 30, 2003 Company creditors have initiated lawsuits for nonpayment of accrued liabilities totaling approximately $ 368,241.

As of June 30, 2003 there were 577,000 shares of common stock subject to financial guarantees with a maximum liability of $366,633.


5. NOTE PAYABLE - BANK

Prior to June 1, 2002, the Company had a bank credit agreement pursuant to which it could borrow up to $400,000 with interest at the bank's price plus 1%. On June 1, 2002, the available credit was reduced to $200,000 and the interest rate was increased to the bank's prime rate plus 2.5%. The Note is secured by substantially all of the assets of the Company, and personal assets and a guaranty of the chief executive officer. The bank also requires the Company to maintain average monthly compensating balances of $60,000 and will assess additional interest at the prime rate plus 2.5% (7.25% at June 30, 2002) on any shortfall. The credit facility expires on November 1, 2002, when all unpaid principal and interest became due in full. The unpaid principal and interest was paid in December 2002. To date, management has been unable to renew or to replace the line with alternative financing on similar terms.

6. NOTE PAYABLE - CEO/STOCKHOLDER

This amount represents a note payable to the Company's chief executive officer and includes accrued interest of $47,649 based on an interest rate of 5% per annum and deferred salary of $158,399. The Note is secured by substantially all of the assets of the Company and is due on demand.


7. STOCKHOLDERS' DEFICIT- REVERSE MERGER

Corporate recapitalization and reorganization

On February 28, 2002. CCS completed a recapitalization and entered into an agreement of merger with a publicly- traded company, as described below. Effective February 28, 2002, CCS amended and restated its certificate of incorporation, increasing the number of authorized shares of common stock from 1,500 shares, no par value to 50,000,000 shares, par value $.0001 per share, and created a class of 10,000,000 shares of preferred stock, par value $.0001 per share. CCS directors have the right to determine the rights, preferences and privileges and restrictions and limitations of the preferred shares.


            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002



7. STOCKHOLDERS' DEFICIT-; REVERSE MERGER (continued)

Corporate recapitalization and reorganization (continued)


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



            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


8. STOCK OPTIONS

2002 Stock Option Plan

As of January 21, 2002, the board of directors of the Company adopted the 2002 Stock Plan, which provided for the grant of incentive and non-qualified stock options to purchase a maximum of 2,000,000 shares of common stock to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. In connection with the reverse merger outstanding options to purchase a total of 1,800,500 shares of CCS' common stock were converted into options to purchase an equal number of shares of the Company's common stock at exercise prices of $.50 to $1.00 per share, which were the same exercise prices as the options under the CCS plan.

A summary of changes in common stock options during fiscal 2003 and 2002 follows:

                                Number of      Weighted Average
                                  Shares         Exercise Price
                               --------------  -----------------

Outstanding at June 30, 2001               -                $ -
      Granted                      1,850,500               0.60
      Cancelled                      (67,500)              1.18
      Exercised                            -
                               --------------
Outstanding at June 30, 2002       1,783,000               0.58

      Granted                        300,000               0.08
      Cancelled                      (90,500)              1.73
      Exercised                            -
                               --------------
Outstanding at June 30, 2003       1,992,500             $ 0.45
                               ==============  =================

The following table summarizes information about stock options outstanding at June 30, 2003,

                                      Weighted
                                      Average
                    Number            Remaining           Number
       Exercise     Outstanding       Contractual         Exercisable
        Price       6/30/2003         Life (Months)       6/30/2003
      -----------  --------------  ------------------  --------------
          $ 0.08         300,000                110          300,000
          $ 0.50       1,620,500                104        1,397,750
          $ 1.00          72,000                102           45,750
                   --------------  ------------------  --------------
                       1,992,500                104        1,743,500
                   ==============  ==================  ==============

At June 30, 2003 there were 7,500 options available for future grant under the 2002 Stock Plan.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


8. STOCK OPTIONS (continued)

Other Option Grant

Pursuant to the chief executive officer's employment agreement, the Company granted him a non-qualified stock option to purchase 1,000,000 shares of common stock at an exercise price of $2.00 per share. These options vest upon achievement by the Company of $10,000,000 of annual revenues. Due to the uncertainty of reaching the stipulated performance target, the Company has not established a measurement date for the option. Upon determination that the achievement of the revenue threshold is probable, the Company will value the option on the measurement date using the intrinsic value method, and will record the resulting charge, if any, over the remaining vesting period.

Common Stock Purchase Warrants

In connection with the reverse merger, warrants to purchase a total of 400,000 shares of CCS common stock issued to a consultant were converted into warrants to purchase an equal number of shares of the Company's common at an exercise price of $.50 per share, subject to an anti-dilution provision, as defined. The warrants vested on April 17, 2003. The Company has valued the warrants at $22,770 using the Black-Scholes option pricing model.

9. PLEDGE AGREEMENT

The merger agreement relating to the reverse merger provided, as a condition to CCS' obligation to close, that the Company closed on a private sale from which the Company realized proceeds of $1,000,000. This condition was not met at closing, and CCS completed the reverse merger without the Company having received any proceeds from a public offering. At the closing of the reverse merger, the Company entered into a stock pledge agreement ("Pledge Agreement") with Atlas Equity Group, Inc. ("Atlas Equity"), a Florida corporation beneficially owned by Michael Farkas who is a stockholder of the Company pursuant to which Atlas Equity was to have pledged 1,500,000 shares of common stock of the Company (the "Pledged Shares"). Atlas Equity never delivered the shares to be held pursuant to the pledge agreement. The Pledge Agreement stipulated the pledged shares were to be returned to Atlas Equity if the Company sold shares of its unregistered common stock sufficient to generate net cash proceeds of $925,000 to the Company prior to June 1, 2002, subsequently extended to June 14, 2002. On December 16, 2002 the Company and Atlas Equity and certain successor owners of Atlas Equity's Pledged Shares entered into an agreement that reduced the number of Pledged Shares to 750,000, restricted the number of Pledged Shares that could be sold for a period of one year, and extended the date to raise the $925,000 to July 7, 2004.

10. RECENT ISSUANCES OF UNREGISTERED SECURITIES

On July 10, 2002, the Company and Shenzhen Newtek, a former product distributor of the Company, entered into a Settlement Agreement under which the Company issued 67,000 restricted shares of its common stock in full settlement, subject to certain terms, of a $67,000 claim. If the market price of the Company's common stock on July 10, 2003 is less than $1.00 per share, the Company is to pay the plaintiff the difference between $67,000 and the value of the stock or in the alternative the plaintiff can return the 67,000 shares to the Company in return for a payment of $35,000. In August 2003 Shenzhen Newtek returned the 67,000 shares to the Company; however, to date, no cash payment has been made.



            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


10. RECENT ISSUANCES OF UNREGISTERED SECURITIES - continued

On October 21, 2002, the Company and Allan L. Dunterman Jr. entered into a Settlement Agreement under which the Company issued 110,000 restricted shares of its common stock in full settlement, subject to certain terms, of an $88,750 claim. If the market price of the Company's common stock on October 21, 2003 or such later date that the plaintiff sells the shares is less than $.81 per share, the Company is to pay the plaintiff the difference between $88,750 and the value of the stock. At September 24, 2003, the closing price of the Company's common stock was $.73 per share.

During fiscal 2003 the Company issued 112,043 restricted shares of common stock for investor relations consulting services of $15,000 and issued 80,000 restricted shares of common stock in full payment of trade payables of $18,267.

On October 7, 2002, the Company entered into an agreement with an investment banking firm under which the Company issued 50,000 restricted shares of common stock valued at $6,500.

11. INCOME TAXES

Income taxes (tax benefit) consists of the following:

                                                      June 30,
                                             ---------------------------
                                                2003             2002
                                             ------------   ------------

    Currently payable (refundable):
       Federal                                 $     -        $ (33,000)
       State and local                               -            4,000
                                             ------------   ------------
                                                     -          (29,000)
                                             ------------   ------------
    Deferred:
       Federal                                       -               -
       State and local                               -               -
                                             ------------   ------------
                                                     -               -
                                             ------------   ------------
    Income taxes (tax benefit)                 $     -        $ (29,000)
                                             ============   ============


There was no income tax expense in fiscal 2003 due to operating losses. In January 2003 the Company received approximately $158,000 of tax refunds from a federal loss carry-back refund claim.








            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


11. INCOME TAXES - continued


    Following is a reconciliation of the provision for income taxes (tax benefit)
    with income taxes on the federal statutory rate:
                                                                                   June 30,
                                                                        -------------------------------
                                                                              2003             2002
                                                                        --------------     ------------
    Federal tax at statutory rate                                        $ (1,355,000)      $ (826,000)
    State and local taxes, net of federal effect                             (159,000)         (92,500)
    Nondeductible items                                                        93,000           50,500
    Change in valuation allowance                                           1,421,000          839,000
                                                                        --------------     ------------
    Income taxes (tax benefit)                                           $        -         $  (29,000)
                                                                        ==============     ============


    Components of deferred taxes at June 30, 2003 are as follows:
    Deferred tax assets:
       Net operating losses                                       $ 1,798,000
       Deferred rent payable                                           22,000
       Reserves and allowances                                        480,000
       Stock based compensation                                        16,000
                                                               ---------------
                                                                    2,316,000
    Deferred tax liability:
       Property and equipment                                           6,000
                                                               ---------------
                                                                    2,310,000
    Less valuation allowance                                       (2,310,000)
                                                               ---------------
    Net deferred taxes                                            $       -
                                                               ===============

The Company files a consolidated federal return with its U.S. subsidiaries and combined state tax returns where permitted.

The Company has recorded valuation allowances to offset tax benefits arising from deferred tax items because their realization is uncertain. The Company has federal net operating loss carry-forwards of approximately $4,600,000 available to offset future federal taxable income. These losses expire in 2021, 2022 and 2023.

12. 401(K) SAVINGS PLAN

  The Company maintains a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their salary, subject to the Internal Revenue Service limits. The Company may make a discretionary match as well as a discretionary contribution. The Company did not make any contributions to the plan for the years ended June 30, 2003 and 2002.


            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


13. RELATED PARTY TRANSACTIONS

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


14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                              Year Ended
                                                         -----------------------
                                                                June 30,
                                                         -----------------------
                                                           2003         2002
                                                         ----------   ----------

Cash paid during the period for:
     Interest                                            $   9,085     $  38,484
                                                         ==========   ==========
     Income taxes                                        $(153,307)    $  23,296
                                                         ==========   ==========

Non-cash financing and investing activities:
     Common stock issued to settle accounts payable      $  83,447     $ 348,290
                                                         ==========   ==========
     Accrued liabilities assumed in reverse merger       $    -        $  44,354
                                                         ==========   ==========

     Accrued interest and deferred salary
      credited to loan payable-CEO/stockholder           $ 187,625     $  40,921
                                                         ==========   ==========



            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


15. COMMITMENTS AND CONTINGENCIES

Litigation
----------

Settled matters
---------------

On or about May 25, 2001, an action was commenced against CCS in the United States District Court for the Southern District of New York, captioned Shenzen Newtek v. CCS International Ltd. The plaintiff had sought to recover $91,500, which was paid to CCS in connection with a distributorship agreement between the parties, plus costs and interest. On July 10, 2002, the Company and Shenzhen Newtek entered into a Settlement Agreement under which SIT issued 67,000 shares of its common stock in full settlement, subject to certain terms, of the $67,000 claim. The Settlement Agreement granted Shenzhen Newtek a price guarantee upon sale of the shares and, alternatively, the option after July 10, 2003 to return the 67,000 shares to the Company in lieu of a cash payment of $35,000. In August 2003 Shenzhen Newtek returned the 67,000 shares to the Company however to date, no cash payment has been made.

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

     In June 2001, a former product licensee of CCS brought suit in Circuit Court, Palm Beach, Florida, captioned Dunterman v. CCS International Ltd. The suit claimed that CCS engaged in breach of contract, among other allegations. On October 21, 2002, the Company and Allan L. Dunterman Jr. entered into a Settlement Agreement under which the Company issued 110,000 shares of its common stock in full settlement, subject to certain terms, of an $88,750 claim.

Pending Matters
---------------

     In June 1998, a photographer and model formerly retained by CCS filed suit in U. S. District Court for the Southern District of New York captioned Ross & Vassilkioti v. CCS International, Ltd. seeking damages for alleged copyright infringement and other claims. The judge in the case has granted the plaintiff partial summary judgment as to the copyright infringement. On June 18, 2003, a jury awarded the plaintiffs $350,000 on the copyright infringement portion of the case. Under federal judicial rules, the Company is unable to contest the granting of partial summary judgment until a final judgment has been rendered. The Company believes that it has meritorious and substantial defenses against the additional claims asserted in the lawsuit and a valid basis for appeal of the jury award of $350,000 and any additional adverse verdicts that may occur in this case. A trial date for the remaining counts in the case has been set for October 16, 2003.

     On November 1, 2002, a former Company supplier filed suit in the United States District Court for the District of Maryland, captioned Micronel Safety, Inc. v. CCS International Ltd. seeking damages of $242,400 for breach of contract to purchase certain products. CCS has denied the material allegations of the plaintiff's claim and has raised affirmative defenses thereto. The Company believes that it has valid defenses to the claim.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


15. COMMITMENTS AND CONTINGENCIES

Litigation
----------

Pending Matters - continued
---------------------------

     On or about March 13, 2003, an action was commenced against CCS and its subsidiary in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, FL captioned Welcome Publishing Company, Inc. v. CCS International, Ltd. and Counter Spy Shop of Mayfair Ltd., Inc. seeking damages of $140,430 for an alleged breach of an advertising contract. CCS has denied the material allegations of the plaintiff's claim and has raised affirmative defenses thereto. The Company believes that it has valid defenses to the claim. A non-binding mediation took place on October 9, 2003 during which the parties discussed a settlement but were unable to reach an agreement.

     The Company is also the defendant in 3 actions arising out of our distributor agreements. On or about May 11, 2000 an action was commenced against CCS in the Supreme Court, New York County, captioned Ergonomic Systems Philippines Inc. v. CCS International Ltd. The plaintiff seeks to recover $81,000, which was paid to CCS in connection with a distributorship agreement between the parties, plus costs and interest. CCS has denied the material allegations of the claim and has raised affirmative defenses thereto. The Company believes that it has valid defenses to the claim.

     On or about October 12, 2001, an action was commenced against CCS in the United States District Court for the Southern District of New York, captioned China Bohai Group Co., Ltd. and USA International Business Connections Corp. v. CCS International, Ltd. The plaintiff seeks to recover $250,000 paid to CCS in connection with a distributorship agreement between the parties, plus $5,000,000 of punitive damages and costs and interest. CCS has denied the material allegations of the plaintiff's claim and has raised affirmative defenses thereto. CCS has asserted a counterclaim seeking damages in the approximate amount of $1,150,000 based upon the plaintiff's alleged breach of the parties' distributorship agreement. The Company believes that it has valid defenses to the claim.

     On July 1, 2002, the Company's London subsidiary, Counter Spy Shop of Mayfair Limited ("CSS"), entered into an agreement to assume the business operations of another UK corporation ("Predecessor") for nominal consideration. The Predecessor is a defendant in ongoing litigation brought by a former customer, who has sued for breach of a contract executed in 1998 and is seeking a refund of approximately $293,000 in products and services purchased from the Predecessor. Due to the business transfer, there is a possibility that the plaintiff could name CSS as a defendant in the case. The Company, in consultation with counsel, believes that the Predecessor has valid defenses to the claim, and that CSS has valid defenses against any action that may be brought against it.

     Given that litigation is subject to many uncertainties, it is not possible to predict the outcome of the litigation pending against the Company. However, it is possible that the Company's business, results of operations, cash flows or financial position could be materially affected by an unfavorable outcome of certain pending litigation in amounts in excess of those that the Company has recognized. All such cases are being, and will continue to be vigorously defended, and the Company believes that it has meritorious and valid defenses against all such litigation, as well as a valid basis for appeal of any adverse verdicts, should they result.








            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002



15. COMMITMENTS AND CONTINGENCIES - Continued


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

Operating Leases

The Company leases office space, retail stores and sales offices and office equipment under non-cancelable operating leases that expire over various periods through 2010. Rent expense is being recognized on a straight-line basis to account for rent concessions and graduated charges during the lease term, resulting in deferred rent payable of $58,322. Total rent expense for the years ended June 30, 2003 and 2002 was approximately $632,288 and $486,195 respectively.

Operating Leases - continued

The approximate future minimum rental commitments for all long-term non-cancelable operating leases are as follows:

  Year ending
    June 30,                 Amount
-----------------        ---------------

      2004                  $   504,735
      2005                      467,898
      2006                      234,114
      2007                      233,793
      2008                      240,623
Thereafter                      413,651
                         ---------------
                            $ 2,094,814
                         ===============

 SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002



 16. SUBSEQUENT EVENTS

Consulting Agreements
---------------------

In July 2003 the Company formalized consulting contracts with Michael Farkas and two additional financial consultants relating to acquisition services, financial public relations and operational performance services. In connection therewith the Company granted a total of 2,600,000 fully vested options, including 1,700,000 options granted to Michael Farkas, to purchase shares of common stock at prices ranging from $.10 per share to $1.00 per share. The consultants subsequently have exercised 1,960,000 options for a total amount of $525,000, including 1,700,000 options exercised by Michael Farkas for $400,000.

2003 Stock Incentive Plan
-------------------------

     As of July 3, 2003 our board of directors adopted the 2003 Stock Incentive Plan (the "2003 Plan"), which provided for the grant of non-qualified stock options to purchase a maximum of 320,000 shares of common stock or the grant of shares, to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of the date of this annual report on Form 10-KSB, stockholder approval of the 2003 stock plan has not been obtained.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY INTELLIGENCE TECHNOLOGIES, INC.


                                           /s/ Ben Jamil
                                           ------------------------------------
                                           Ben Jamil
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
                                           Dated:  October 14, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Ben Jamil                               /s/ Chris R. Decker
--------------------------------------      ------------------------------------
Ben Jamil                                  Chief Financial Officer and Director
Chairman of the Board of Directors,         Dated:  October 14, 2003
President and Chief Executive Officer
Dated:  October 14, 2003



/s/ Menachem Cohen                          /s/ Sylvain Naar
--------------------------------------      ------------------------------------
Menachem Cohen                              Sylvain Naar
Vice President and Director                 Vice President and Director
Dated: October 14, 2003                     Dated: October 14, 2003


/s/ Nomi Om                                 /s/ Tom Felice
--------------------------------------      ------------------------------------
Nomi Om                                     Tom Felice
Vice President and Director                 Director
Dated: October 14, 2003                     Dated: October 14, 2003

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

                                      /s/ Ben Jamil
                                      ------------------------------------------
                                      Ben Jamil, Chief Executive Officer


                                      /s/ Chris R. Decker
                                      ------------------------------------------
                                      Chris R. Decker, Chief Financial Officer



     Ben Jamil does hereby certify that he is the duly elected and incumbent chief executive officer and Chris R. Decker does hereby certify that he is the duly elected and incumbent chief financial officer of Security Intelligence Technologies, Inc. (the "issuer") and each of them does hereby certify, with respect to the issuer's Form 10-KSB for the fiscal year ended June 30, 2003 (the "report") as follows:

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


                                                     /s/ Ben Jamil
                                                     ---------------------------
                                                     Ben Jamil
                                                     Chief Executive Officer


                                                     /s/ Chris R. Decker
                                                     ---------------------------
                                                     Chris R. Decker
                                                     Chief Financial Officer

                                                                    Exhibit 10.2


                                    AGREEMENT
                                    ---------

                  This Agreement (this "Agreement") dated as of December 16, 2002 between the Shareholders set forth in Schedule A hereto (the
"Shareholders") and Security Intelligence Technologies, Inc. ("SITG"), a Delaware corporation with offices located at 145 Huguenot Street; Suite 310, New Rochelle, New York 10801.

                                   WITNESSETH:
                                   -----------

                  WHEREAS, on or about April 17, 2002, (the "Closing") SITG and its wholly-owned subsidiary CCS Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of SITG ("MergerSub") engaged in a reverse merger transaction with CCS International, Inc., whereby MergerSub merged with and into CCS, with CCS being the surviving entity and becoming a wholly-owned subsidiary of SITG.

                  WHEREAS, pursuant to the merger agreement, Atlas Equity Group, Inc. ("Atlas Equity"), agreed to enter into a pledge agreement (the "Pledge Agreement") with SITG, pursuant to which, Atlas Equity agreed to pledge 1,500,000 shares of common stock of SITG (the "Pledged Shares") until the Company raised net financing of $925,000 ("Financing"). The Pledge Agreement was amended in June 2002.

                  WHEREAS, pursuant to the merger agreement, Atlas Equity agreed to pay each of the liabilities of SITG incurred prior to April 17, 2002 as set forth in Schedule B,

                  WHEREAS, also at the Closing, Atlas Equity purchased 75,000 shares (the "Purchased Shares") of common stock of SITG for $1.00 per share.

                  WHEREAS, SITG has claimed that Atlas Equity should return the Pledged Shares to SITG because the Financing was not raised in the time periods provided by the Pledge Agreement, as amended, and to pay-off certain liabilities of SITG set forth in Schedule B hereto ("Liabilities").

                  WHEREAS, Atlas Equity denied that it was in violation of its obligations under the Pledge Agreement and the Merger Agreement.

                  WHEREAS, subject to the terms set forth below, the parties desire to resolve the disputes between the parties relating to the foregoing.

                  NOW THEREFORE, in consideration of the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

         1. Transfer of Shares to SITG. Subject to the terms and conditions stated herein, Atlas Equity hereby agrees to return to SITG 750,000 of the Pledged Shares (the "Transferred Shares"). The Transferred Shares shall be held in escrow by the attorney for Atlas Equity who shall release said Transferred Shares to SITG or their attorney as they may direct, on the 12 month anniversary date of this Agreement unless: (i) said attorney receives joint written notification from Atlas Equity and SITG instructing it to release the Transferred Shares to SITG prior to that time; or (ii) said attorney receives written notification from Atlas Equity that states with specificity that full compliance with this Agreement has not been complied with and instructing the attorney not to release the Transferred Shares. Atlas Equity represents and warrants that it owns the Transferred Shares and has not transferred, pledged, encumbered or otherwise made subject to any option, right or other interest of any kind.

         2. Bleed-Out. Subject to the terms and conditions stated herein, the Shareholders agree that for a period commencing upon the date of this Agreement and ending on the twelve (12) month anniversary date of the date of this Agreement (the "Bleed Out Period"), the Shareholders will not, directly or indirectly, sell or otherwise dispose of ("Transfer") more than 20% of the average monthly trading volume based upon the previous month's trading activity ("Bleed-Out Amount"). Notwithstanding the foregoing and in addition to the Transfer of the Bleed-Out Amount, during the Bleed-Out Period the Shareholders shall be permitted to Transfer such Shares (i) as set forth in Section 3 below,
(ii) to satisfy the Liabilities as set forth in Schedule B, (iii) for the aggregate amount of seventy-five thousand dollars ($75,000), and (iv) in the event that Ben Jamil shall sell any of the 11,900,000 shares of common stock owned by him or any of the 5,000,000 shares of preferred stock owned by him, the Shareholders may sell, such number of shares as equals the percentage of Shares owned by the Shareholders and any permitted transferees which the number of shares sold by Ben Jamil bears to 16,900,000

         3. Permitted Transfers. In addition to the foregoing, the restrictions contained in Section 2 above will not apply with respect to any of the following transactions (each a "Permitted Transfer"), provided the applicable conditions set forth below in Section 3.2 are satisfied:

                  3.1 The Shareholder who is a natural person may Transfer the Shares to (a) his or her spouse, children of a spouse, siblings, parents or any natural or adopted children or other descendants or to any personal trust in which such family members or such Shareholder retain the entire beneficial interest or to any charitable trust in which such family members or Shareholder has some beneficial interest or (b) one or more entities that are wholly owned and controlled, legally and beneficially, by such Shareholder and/or any persons or entities referred to in clause (a).

                  (i) The Shareholder that is a corporation, partnership or other business entity may Transfer the Shares (a) to one or more other entities that are wholly owned by a Person or Persons that directly or indirectly wholly owns and controls such Shareholder, or (b) by distributing such Shares in a liquidation, winding up or otherwise without consideration to the equity owners of such corporation, partnership or business entity or any other corporation, partnership or business entity that is wholly owned by such equity owners.

                  (ii) The Shareholder who is a natural person may Transfer the Shares on his or her death to such Shareholder's estate, executor, administrator or personal representative or to such Shareholder's beneficiaries, including charitable beneficiaries, pursuant to devise or bequest or by the laws of descent and distribution.

                  (iii) The Shareholder who is a natural person may Transfer the Shares either as a bona fide inter vivos gift or bequest to any charity, to any public or private charitable foundation, or to any trust for the benefit of charity such as a charitable remainder of charitable lead trust.

                  (iv) The Shareholder may Transfer the Shares pursuant to a pledge, grant of security interest or other encumbrance effected in a bona fide transaction with an unrelated and unaffiliated institutional lender.

                  (v) The Shareholder may Transfer the Shares to any current holder of the common stock of SITG who has signed a bleed-out agreement similar to this Agreement.

         3.2 The Shareholder may Transfer the Shares as set forth above, which transfer will qualify as a Permitted Transfer provided the following conditions are met: (a) the Shares, as applicable, subject to such transfer remain subject to this Agreement; and (b) the transferee (and any pledgee or other Person that acquires the Shares upon foreclosure thereof) executes and delivers to SITG a counterpart of this Agreement, whereby such transferee shall be deemed to be a Shareholder for purposes of this Agreement. In such counterpart, the transferee shall specifically agree in writing that they are bound by all of the terms and conditions of this Agreement.

         4. Brokerage Account. In order to facilitate the maintenance of the above Bleed-Out restrictions, the Shareholders and each transferee with respect to a Permitted Transfer shall open and maintain brokerage accounts at Wien Securities Corp., and shall deposit all of the Shares remaining after the transfer of the Transferred Shares to SITG into said brokerage accounts at Wien Securities Corp., unless sooner terminated as provided herein. During the term of the Bleed-Out period, Shareholders agree to open new brokerage accounts at a different broker and transfer all Shares to the new brokerage accounts within fifteen (15) days after receipt of a written request to make such transfer from SITG, and Shareholders agree to execute all forms necessary to allow the broker to send to SITG duplicate monthly statements of Shareholder's accounts; provided however, the new brokerage firm must be a nationally recognized broker-dealer and SITG pays the costs and expenses associated with such transfer.

         5. Termination of Bleed-Out. Notwithstanding the foregoing, the Bleed Out restrictions shall terminate in their entirety (i) in the event SITG fails to timely file its Quarterly Reports on Form 10-Q or Year End Reports on Form 10K, and fails to cure same within Thirty (30) days; (ii) SITG fails to trade on either the OTC:BB or other National Exchange for a period of Thirty (30) days;
(iii) upon a Sale Transaction; or (iv) any other event that would trigger a termination of this Bleed Out under this Settlement Agreement.


          5.1 A "Sale Transaction" shall be deemed to have occurred upon the happening of any of the following events:


                           (i) a merger or consolidation of SITG with or into
another issuer; or (ii) the exchange or sale of all or a portion of the outstanding shares of SITG for securities of another issuer, or other consideration provided by such issuer or another party to such transaction; and in the case of either (i) or (ii), SITG's shareholders prior to the transaction, do not possess, immediately after such transaction, more than 50% of the voting power of the securities issued and outstanding of any one or more of the following: (x) SITG; (y) such other issuer; or (z) such other constituent party to the transaction; or (iii) a sale (other than in the ordinary course of business) of more than 90% of SITG's assets to a third party not an affiliate of SITG immediately prior to such transaction.

         6. Release of Shareholders. Subject to full compliance with the terms and conditions stated herein and subject to the payment of the Liabilities in Schedule B, SITG hereby releases and forever discharges, the Shareholders appearing on Schedule A, their shareholders, affiliates, officers, directors, employees, agents, advisors representatives, heirs, executors, administrators, successors, assigns, attorneys, and representatives including without any limitation, Michael D. Farkas and Rebecca J. Farkas (collectively the "Shareholder Releasees"), from all actions, causes of action, suits, debts, dues, sums of money, accounts, reckonings, bonds, bills, specialties, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, judgments, extents, executions, claims and demands whatsoever, in law, in admiralty, or in equity, which against the Shareholder Releasees or any of them, SITG its heirs, executors, administrators, successors or assigns, ever had, now have or hereafter can, shall or may, have for, upon or by reason of any matter, cause or thing whatsoever from the beginning of the world to the date hereof, including without limitation the Pledge Agreement; provided, that this Section 6 does not release any Shareholder Releasee from any obligations of such Shareholder Releasee pursuant to this Agreement. Pursuant to the terms of this
Section 6, upon the execution of this Agreement, SITG shall execute a Release or Releases which shall contain the terms provided for in this Section 6. Said Release(s) shall be held in escrow by the attorney of SITG who shall release said Release(s) and deliver said Release(s) to the Shareholders or their attorney as they may direct, on the 12 month anniversary date of this Agreement unless: (i) said attorney receives joint written notification from SITG and the Shareholders instructing it to release the Release(s) prior to that time, or
(ii) said attorney receives written notification from SITG that states with specificity that full compliance with this Agreement has not been complied with and instructing the attorney not to release the Release(s) to the respective Shareholders.


         7. Release of the Company. Subject to full compliance with the terms and conditions stated herein, the Shareholders hereby jointly and severally release and forever discharge, SITG, its shareholders, affiliates, officers, directors, employees, agents, advisors representatives, heirs, executors, administrators, successors, assigns, attorneys, and representatives including without any limitations Ben Jamil (collectively the "Company Releasees"), from all actions, causes of action, suits, debts, dues, sums of money, accounts, reckonings, bonds, bills, specialties, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, judgments, extents, executions, claims and demands whatsoever, in law, in admiralty, or in equity, which against the Company Releasees or any of them, the Shareholders, and their respective heirs, executors, administrators, successors or assigns, ever had, now have or hereafter can, shall or may, have for, upon or by reason of any matter, cause or thing whatsoever from the beginning of the world to the date hereof; provided, that this Section 7 does not release any Company Releasee from any obligations of such Company Releasee pursuant to this Agreement. Pursuant to the terms of this Section 7, upon the execution of this Agreement by the parties, the Shareholders shall execute a Release or Releases in favor of SITG and its principal Shareholder and chief executive officer, Ben Jamil. Said Release(s) shall contain all of the terms provided for in this Section 7. Said Release(s) shall be held in escrow by the attorney for the Shareholders. Said attorney shall immediately release said Release(s) to SITG and Ben Jamil or their attorney in accordance with their directions, on the 12 month anniversary date of this Agreement unless: (i) said attorney receives joint written notification from the Shareholders and SITG instructing it to release the Releases prior to that time, or (ii) said attorney receives written notification from the Shareholders that states with specificity that full compliance with this Agreement has not been complied with and instructing the attorney not to release the Release to SITG. .


         8. Amendment and Modification. This Agreement may not be amended, modified or changed except by a writing which expressly refers to this Agreement, states that it is a modification and is signed by the parties.

         9. Waiver of Compliance; Consents. Any failure of either of the parties to comply with any obligation, covenant, agreement or condition herein may be waived by the party entitled to the benefit thereof only by written instrument signed by the party granting such waiver, but such waiver or failure to insist upon strict compliance with such obligation, covenant, agreement or condition shall not operate as a waiver of, or estoppel with respect to, any subsequent or other failure. Whenever this Agreement requires or permits consent by or on behalf of a party, such consent shall be given in writing.

         10. Notices. All notices and other communications hereunder shall be deemed given upon (a) the recipient's confirmation of receipt of a facsimile transmission to the recipient's facsimile number, (b) confirmed delivery by a standard overnight carrier to the recipient's address, (c) delivery by hand to the recipient's address or (c) upon receipt if mailed by certified or registered mail, postage prepaid, return receipt requested, addressed to the recipient's addresses (or, in each case, to or at such other facsimile number or address for a party as such party may specify by notice given in accordance with this
Section 10):

          (a) If to Shareholders, to the address set forth under their names on Schedule A hereto:

          (b) If to SITG, at the address set forth at the beginning of this Agreement, attention of Mr. Ben Jamil, Chief Executive Officer, or by telecopier at (914) 654-1302.


If any party refuses to accept delivery (other than by telecopier), notice shall be deemed given on the date of the refusal to accept delivery.

         11. Binding Effect. This Agreement shall be binding upon and inure to the benefit of the Shareholders and SITG and their heirs, legal representatives, successors and assigns.

         12. Governing Law. This Agreement shall be deemed to have been made, drafted, negotiated and the transactions contemplated hereby consummated and fully performed in the State of New York, and shall be governed by and construed in accordance with the internal laws of the State of New York without regard to the conflicts of laws rules thereof. Each of the parties hereby (a) irrevocably consents and agrees that any legal or equitable action or proceeding arising under or in connection with this Agreement may be brought in the federal or state courts located in the County of New York or Westchester in the State of New York, (b) by execution and delivery of this Agreement, irrevocably submits to and accepts the jurisdiction of said courts, (c) waives any defense that such court is not a convenient forum, and (d) consents that any service of process may be made (x) in the manner set forth in Paragraph 12 of this Agreement (other than by telecopier), or (y) by any other method of service permitted by law.

         13. Assignment. Neither this Agreement nor any of the parties' rights, powers, duties or obligations hereunder may be assigned by the parties without the prior written consent of the other party.

         14. Severability. If any provision of this Agreement shall be unenforceable under any applicable law, then notwithstanding such unenforceability the remainder of this Agreement shall continue in full force and effect.

         15. Entire Agreement. This Agreement constitutes the entire agreement and understanding of the parties hereto with respect to the matters set forth herein and supersedes all prior agreements and understandings between the parties with respect to those matters. There are no promises, representations, warranties, covenants or undertakings other than those set forth herein.

         16. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original and both of which taken together shall constitute one and the same document.

         17. Survival. To the extent required to give effect to the intent of the parties to this Agreement, the provisions of this Agreement shall survive any termination hereof.

        IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

SHAREHOLDERS:                                              THE COMPANY:

ATLAS EQUITY GROUP, INC.                                   SECURITY INTELLIGENCE
                                                           TECHNOLOGIES, INC.

By: /s/ Michael D. Farkas                      By: /s/ Ben Jamil
-------------------------------                    -----------------------------
Name:   Michael D. Farkas                     Name: Ben Jamil
Title:  Chief Executive Officer              Title: Chief Executive Officer


/s/ Michael D. Farkas
----------------------
    Michael D. Farkas


/s/ Rebecca Farkas
----------------------
    Rebecca Farkas


TITAN CORPORATION LTD.

By: /s/ Brendan Hayes
----------------------
Name:   Brendan Hayes
Title:  Director

OSTONIAN SECURITIES LTD.

By:/s/ Barbara Anderson
----------------------
Name:  Barbara Anderson
Title:

                                   SCHEDULE A

                                  SHAREHOLDERS


                                                           Number of
                                                           Shares of
                                                           Common
                                                           Stock, Par
Name and Address                                           Value $.0001
------------------------------                             ------------

Atlas Equity Group, Inc.                                     750,000
1680 Michigan Ave, Suite 1000
Miami Beach, FL 33139

Michael D. Farkas                                             75,000
1680 Michigan Ave, Suite 1000
Miami Beach, FL 33139

Rebecca J. Farkas                                            468,000
1680 Michigan Ave, Suite 1000
Miami Beach, FL 33139

Titan Corporation Limited                                    750,000
PO Box 118 Chesterfield House
11-13 Victoria Street

Douglas, Isle of Man IM1 2LR
Ostonian Securities Limited                                  750,000
60 James Street, 1st Flr.
London, England SW1 ALE
                                                           ---------
Total shares                                               2,793,000
                                                           =========

                                   SCHEDULE B

                                   LIABILITIES


Name and Address                                              Amount
-----------------------------                                --------
ADP Investor Services                                          $ 815
PO Box 23487
Newark, NJ 07189

Anslow & Jaclin LLP                                           27,106
4400 Route 9 South, 2nd Floor
Freehold, NJ 07728

Business Wire                                                    970
44 Montgomery St., 39th Floor
San Francisco, CA 94104

Salibello & Broder LLP                                        17,288
633 Third Avenue
NY, NY 10017

Atlas Equity Group, Inc.                                      37,199
1680 Michagan Ave., Suite 1000
Miami Beach, FL 33139
                                                            --------
Total                                                       $ 83,378
                                                            ========

                                                                   Exhibit 10.5


                    SECURITY INTELLIGENCE TECHNOLOGIES, INC.

                            2003 Stock Incentive Plan

1.       Purpose; Definitions.

         The purpose of the Security Intelligence Technologies, Inc. 2003 Stock Incentive Plan (the "Plan") is to enable Security Intelligence Technologies, Inc. (the "Company") to attract, retain and reward the key employees, director and consultants as hereinafter set forth.

         For purposes of the Plan, the following terms shall be defined as set forth below:

     (a) "Affiliate" means any corporation, partnership, limited liability company, joint venture or other entity, other than the Company and its Subsidiaries, that is designated by the Board as a participating employer under the Plan, provided that the Company directly or indirectly owns at least 20% of the combined voting power of all classes of stock of such entity or at least 20% of the ownership interests in such entity.

     (b) "Board" means the Board of Directors of the Company.

     (c) "Code" means the Internal Revenue Code of 1986, as amended from time to time, and any successor thereto.

     (d) "Commission" means the Securities and Exchange Commission or any successor thereto.

     (e) "Common Stock" means the Common Stock, par value $.0001 per share, of the Company or any class of common stock into which such common stock may hereafter be converted or for which such common stock may be exchanged pursuant to the Company's certificate of incorporation or as part of a recapitalization, reorganization or similar transaction.

     (f) "Company" means Security Intelligence Technologies, Inc., a Florida corporation, or any successor corporation.

     (g) "Eligible Persons" means persons who are natural persons and whose services to the Company are not in connection with the offer or sale of securities in a capital-raising transactions and do not directly or indirectly promote or maintain a market for the Company's securities.

     (h) "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, and any successor thereto.

     (i) "Non-Qualified Stock Option" means any Stock Option that is not an incentive stock option as defined in Section 422 of the Code.

     (j) "Plan" means this Security Intelligence Technologies, Inc. 2003 Stock Incentive Plan, as hereinafter amended from time to time.

     (k) "Stock Grant" means an award of shares of Stock that is subject to restrictions under Section 6 of the Plan.

     (l) "Stock Option" or "Option" means any option to purchase shares of Common Stock as set forth in Section 5 of the Plan.

     (m) "Subsidiary" means any corporation or other business association, including a partnership or limited liability company (other than the Company), in an unbroken chain of corporations or other business associations beginning with the Company if each of the corporations or other business associations (other than the last corporation in the unbroken chain) owns equity interests (including stock, partnership interests or membership interests in limited liability companies) possessing 50% or more of the total combined voting power of all classes of equity in one of the other corporations or other business associations in the chain.

2. Administration.

         The Plan shall be administered by a Committee of not less than two directors of the Company who shall be appointed by the Board and who shall serve at the pleasure of the Board. If, and to the extent that, no Committee exists which has the authority to so administer the Plan, the functions of the Committee specified in the Plan shall be exercised by the Board.

3. Common Stock Subject to Plan.

     (a) The total number of shares of Common Stock reserved and available for issuance under the Plan shall be three hundred twenty thousand (320,000) shares of Common Stock. In the event that Options granted pursuant to said Section 4 shall for any reason terminate or expire unexercised or Stock Grants granted pursuant to Section 6 shall be forfeited, such number of shares of Common Stock shall be available for the registrant pursuant to Stock Options or Stock Grants pursuant to the Plan.

     (b) In the event of any merger, reorganization, consolidation, recapitalization, stock dividend, stock split, stock distribution, reverse split, combination of shares or other change in corporate structure affecting the Common Stock, such substitution or adjustment shall be made in the aggregate number of shares reserved for issuance under the Plan and the Options, in the number and option price of shares of Common Stock subject to outstanding Options, as may be determined to be appropriate by the Committee, in its reasonable discretion and consistent with generally accepted accounting principles consistently applied, provided that the number of shares subject to any Option shall always be a whole number.

4. Grant of Options. The Committee may grant Non-Qualified Stock Options under the Plan to Eligible Persons. Options granted under the Plan shall be at such exercise price, not less than the par value per share, and shall have such term and shall be exercisable in such installments as the Committee shall, in its sole discretion, determine.

5. Exercise of Options.

     (a) The Options may be exercised by payment of cash or of shares of Common Stock having a value equal to the exercise price. The value of the Common Stock shall mean the closing price of the Common Stock on the date the Option is exercised.

     (b) The Committee may at any time offer to buy out for a payment in cash or Common Stock, any Option in whole or in part and without regard to whether the Option is then exercisable on such terms and conditions as the Committee shall establish and communicate to the Option Holder at the time that such offer is made. Nothing in this Paragraph 5(b) shall require any Option Holder to accept such offer.

6. Stock Grants.

     (a) Administration. Shares of Stock Grant may be issued to Eligible Persons either alone, in addition to or in tandem with other awards granted under the Plan and/or cash awards made outside of the Plan. The Committee shall determine the Eligible Persons to whom, and the time or times at which, Stock Grants will be made, the number of shares to be awarded, the price (if any) to be paid by the recipient of a Stock Grant, subject to Paragraph 6(b) of the Plan, the time or times within which such awards may be subject to forfeiture, and all other terms and conditions of the awards. The Committee may condition the grant of Stock Grant upon the attainment of specified performance goals or such other factors as the Committee may, in its sole discretion, determine. The provisions of Stock Grant awards need not be the same with respect to each recipient.

     (b) Awards and Certificates.

          (i) The prospective recipient of a Stock Grant shall have such rights with respect to such award as are determined by the Committee, and, if requested by the Committee, unless and until such recipient has executed an agreement evidencing the award and has delivered a fully executed copy thereof to the Company, and has otherwise complied with the applicable terms and conditions of such award.

          (ii) The purchase price for shares of Stock Grant may be equal to or less than their par value and may be zero. Stock Grants may be issued to Eligible Persons in consideration for services rendered.

          (iii) Awards of Stock Grant must be accepted within a period of 60 days (or such shorter period as the Committee may specify at grant) after the award date, by executing a Stock Grant Award Agreement (if required by the Committee) and paying the price, if any, required under Paragraph 6(b)(ii).

          (iv) Each participant receiving a Stock Grant shall be issued a stock certificate in respect of such shares of Stock Grant. Such certificate shall be registered in the name of such participant, and shall bear an appropriate legend referring to the terms, conditions, and restrictions applicable to such award; provided, however, that if such Stock Grant is not subject to restrictions, the certificate shall only have such legends, if any, as may be required by applicable federal securities laws.

          (v) If the Stock Grant is subject to restrictions, the Committee shall require that (A) the stock certificates evidencing shares of Stock Grant be held in the custody of the Company until the restrictions thereon shall have lapsed, and (B) as a condition of any Stock Grant award, the participant shall have delivered a stock power, endorsed in blank, relating to the Stock Grant covered by such award.

     (c) Restrictions and Conditions. The shares of Stock Grant awarded pursuant to this Section 6 may, in the discretion of the Committee, be subject to any one or more of the following restrictions and conditions:

          (i) Subject to the provisions of the Plan and the award agreement, during a period set by the Committee commencing with the date of such award (the "Restriction Period"), the participant shall not be permitted to sell, transfer, pledge or assign shares of Stock Grant awarded under the Plan. Within these limits, the Committee, in its sole discretion, may provide for the lapse of such restrictions in installments and may accelerate or waive such restrictions in whole or in part, based on service, performance and/or such other factors or criteria as the Committee may determine, in its sole discretion.

          (ii) Except as provided in this Paragraph 6(c)(ii) and Paragraph 6(c)(i) of the Plan, the participant shall have, with respect to the shares of Stock Grant, all of the rights of a stockholder of the Company, including the right to vote the shares and the right to receive any regular cash dividends paid out of current earnings. The Committee, in its sole discretion, as determined at the time of award, may permit or require the payment of cash dividends to be deferred and, if the Committee so determines, reinvested, subject to Paragraph 6(c)(v) of the Plan, in additional Stock Grant to the extent shares are available under Section 3 of the Plan, or otherwise reinvested. Stock dividends, splits and distributions issued with respect to Stock Grant shall be treated as additional shares of Stock Grant that are subject to the same restrictions and other terms and conditions that apply to the shares with respect to which such dividends are issued, and the Committee may require the participant to deliver an additional stock power covering the shares issuable pursuant to such stock dividend, split or distribution. Any other dividends or property distributed with regard to Stock Grant, other than regular dividends payable and paid out of current earnings, shall be held by the Company subject to the same restrictions as the Stock Grant.

          (iii) Subject to the applicable provisions of the award agreement and this Section 6, upon termination of a participant's employment with the Company and any Subsidiary or Affiliate for any reason during the Restriction Period, all shares still subject to restriction will vest, or be forfeited, in accordance with the terms and conditions established by the Committee at or after grant.

          (iv) If and when the Restriction Period expires without a prior forfeiture of the Stock Grant subject to such Restriction Period, certificates for an appropriate number of unrestricted shares, and other property held by the Company with respect to such Restricted Shares, shall be delivered to the participant promptly.

          (v) The actual or deemed reinvestment of dividends or dividend equivalents in additional Stock Grant at the time of any dividend payment shall only be permissible if sufficient shares of Stock are available under the Plan for such reinvestment (taking into account then outstanding Stock Options, Stock Purchase Rights and other Plan awards).

7. Amendments. Neither this Plan nor the Options or Stock Grants granted pursuant to this Plan may be amended, altered or discontinued as to any Option Holder without the approval of the Option Holder or the holder of the Stock Grant.

8. General Provisions.

     (a) The Committee may require each person purchasing shares pursuant to an Option to represent to and agree with the Company in writing that the optionee or participant is acquiring the shares without a view to distribution thereof. The certificates for such shares may include any legend which the Committee deems appropriate to reflect any restrictions on transfer. All certificates or shares of Common Stock or other securities delivered under the Plan shall be subject to such stock-transfer orders and other restrictions as the Committee may deem advisable under the rules, regulations, and other requirements of the Commission, any stock exchange upon which the Common Stock is then listed, and any applicable Federal or state securities law, and the Committee may cause a legend or legends to be put on any such certificates to make appropriate reference to such restrictions.

     (b) Nothing contained in this Plan shall prevent the Board from adopting other or additional compensation arrangements, subject to stockholder approval if such approval is required; and such arrangements may be either generally applicable or applicable only in specific cases.

     (c) Neither the adoption of the Plan nor the grant of any award pursuant to the Plan shall confer upon any employee of the Company or any Subsidiary or Affiliate any right to continued employment with the Company or a Subsidiary or Affiliate, as the case may be, nor shall it interfere in any way with the right of the Company or a Subsidiary or Affiliate to terminate the employment of any of its employees at any time.

     (d) No later than the date as of which an amount first becomes includible in the gross income of an Option Holder for Federal income tax purposes with respect to any Option, the Option Holder shall pay to the Company, or make arrangements satisfactory to the Committee regarding the payment of, any Federal, state, or local taxes of any kind required by law to be withheld with respect to such amount. Unless otherwise determined by the Committee, withholding obligations may be settled with Common Stock, including Common Stock that is part of the award that gives rise to the withholding requirement. The obligations of the Company under the Plan shall be conditional on such payment or arrangements and the Company and its Subsidiaries or Affiliates shall, to the extent permitted by law, have the right to deduct any such taxes from any payment of any kind otherwise due to the participant.



9. Effective Date of Plan. The Plan shall be effective as of July 3, 2003 the date the Plan was approved by the Board.


                                                                   Exhibit 21.1


                              List of Subsidiaries
                              --------------------



                                                  State of
Subsidiary                                        Incorporation     Doing Business AS
---------------------------                       ---------------   ---------------------------------------
Hipstyle.com, Inc.                                Delaware          Hipstyle.com, Inc.
CCS International, Ltd.                           Delaware          CCS International, Ltd.
Counter Spy Shop of Mayfair London, Ltd.          DC                Counter Spy Shop of Mayfair London, Ltd.
Counter Spy Shop of Mayfair London, Ltd., Inc.    Florida           Counter Spy Shop of Mayfair London, Ltd
Counter Spy Shop of Mayfair London, Ltd.          CA                Counter Spy Shop of Mayfair London, Ltd.
Spy Shop Ltd.                                     NY                Counter Spy Shop of Delaware
Security Design Group, Inc.                       NY                Security Design Group, Inc.
Counter Spy Shop of Mayfair, Ltd.                 London, UK        Counter Spy Shop of Mayfair, Ltd.