Form 10QSB
period 2003-09-30
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2003-11-19
CIK 1117258

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission file number 000-31779

                    SECURITY INTELLIGENCE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


                Florida                                    65-0928369
         ------------------------------                  ----------------
        (State or other jurisdiction of                  (IRS Employer
         incorporation or organization)                Identification No.)


                145 Huguenot Street, New Rochelle, New York 10801
                    (Address of principal executive offices)

                                 (914) 654-8700
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of November 14, 2003 was 19,380,389.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10QSB

                         PERIOD ENDED September 30, 2003

                                TABLE OF CONTENTS

PART I -          FINANCIAL INFORMATION

ITEM 1.           Condensed Financial Statements:

                  Consolidated Balance Sheets                                                      3

                  Statements of Operations for the three months ended September 30, 2003
                     and September 30, 2002                                                        4

                  Statements of Cash Flow for three months ended September 30, 2003
                    and September 30, 2002                                                         5

                  Condensed Notes to Financial Statements                                          6

Item 2.           Management's Discussion and Analysis of Financial Condition                      12
                     and Results of Operations

Item 3.           Controls and Procedures                                                          15

PART II -         OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                 15



                    SECURITY INTELLIGENCE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,
                                                                                     2003             June 30,
                                                                                  (Unaudited)           2003
                                                                                 -------------      -----------
ASSETS
Current Assets:
      Cash                                                                       $     52,589       $    21,638
     Inventory                                                                      1,362,138         1,448,314
     Other current assets                                                             108,989            52,442
                                                                                 -------------      -----------
        Total current assets                                                        1,523,716         1,522,394

Property and Equipment, at cost less accumulated depreciation
   and amortization of $444,892 and $431,541                                          109,039           122,390

Other assets                                                                           54,946            54,946
                                                                                 -------------      -----------
 Total assets                                                                    $  1,687,701       $ 1,699,730
                                                                                 =============      ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued expenses                                       $  3,444,091       $ 3,563,776
     Note payable - CEO/stockholder                                                 1,462,501         1,451,620
     Customer deposits                                                              1,197,290         1,277,695
     Deferred revenue                                                               1,081,492         1,035,074
                                                                                 -------------      -----------
         Total current liabilities                                                  7,185,374         7,328,165
                                                                                 -------------      -----------
Commitments and contingencies - See Notes

Stockholders' deficit:
     Preferred stock, $.0001 par value, 10,000,000 shares authorized:
         Series A Convertible-$1.00 per share liquidation preference,
            3,500,000 shares authorized, issued and outstanding                           350               350
         Series B Convertible-$1.00 per share liquidation preference,
            1,500,000 shares authorized, issued and outstanding                           150               150
     Common stock, $.0001 par value, 100,000,000 shares authorized,
         19,304,389 and 17,471,389 issued and outstanding at September 30,              1,930             1,741
            2003, and June 30, 2003 respectively
     Additional paid in capital                                                     1,084,661           507,123
     Accumulated deficit                                                           (6,576,256)       (6,137,799)
     Other comprehensive loss                                                          (8,508)                -
                                                                                 -------------      -----------
       Total stockholders' deficit                                                 (5,497,673)       (5,628,435)
                                                                                 -------------      -----------
Total liabilities and stockholders' deficit                                      $  1,687,701       $ 1,699,730
                                                                                 =============      ===========

   The accompanying notes are an integral part of these financial statements.


            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                    -----------------------------
                                                                                            September 30,
                                                                                    -----------------------------
                                                                                       2003              2002
                                                                                    ----------        -----------

Sales                                                                               $  936,686        $ 1,017,211
                                                                                    ----------        -----------
Costs and expenses:
     Cost of sales                                                                     367,370            401,190
     Compensation and benefits                                                         622,610            569,281
     Professional fees and legal matters                                               116,672             82,194
     Selling, general and administrative expenses                                      489,899            530,571
     Unrealized (gain) loss on financial guarantees                                   (254,440)           115,390
     Depreciation and amortization                                                      13,351             19,052
                                                                                    ----------        -----------
                                                                                     1,355,462          1,717,678
                                                                                    ----------        -----------

Operating loss                                                                        (418,776)          (700,467)

Interest expense                                                                        19,681             16,314
                                                                                    ----------        -----------
Net loss                                                                            $ (438,457)       $  (716,781)
                                                                                    ==========        ===========
Loss per share, basic and diluted                                                   $    (0.02)       $     (0.04)
                                                                                    ==========        ===========
Weighted average number of shares                                                   18,727,378         17,052,792
                                                                                    ==========        ===========


   The accompanying notes are an integral part of these financial statements.


            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                       --------------------------
                                                                                              September 30,
                                                                                       --------------------------
                                                                                          2003            2002
                                                                                       ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                           $ (438,457)     $ (716,781)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                        13,351          19,052
      Unrealized (gain) loss on financial guarantees                                     (254,440)        115,390
      Amortization of deferred compensation                                                75,507           2,300
      Noncash compensation - CEO/stockholder                                                    -          24,796
      Noncash interest expense - CEO/stockholder                                           10,881           5,750
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
        Decrease in inventory                                                              86,176          35,653
        (Increase)  in other current assets                                               (56,547)        (25,245)
        Increase in accounts payable and accrued expenses                                 103,467         267,420
        (Decrease) increase in customer deposits                                          (80,405)         36,645
        Increase in deferred revenue                                                       46,418         216,337
                                                                                       ----------      ----------
Net cash used in operating activities                                                    (494,049)        (18,683)
                                                                                       ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                                525,000               -
                                                                                       ----------      ----------
Net cash provided by financing activities                                                 525,000               -
                                                                                       ----------      ----------

Net increase (decrease) in cash                                                            30,951         (18,683)

Cash, beginning of period                                                                  21,638          32,344
                                                                                       ----------      ----------
Cash, end of period                                                                    $   52,589      $   13,661
                                                                                       ==========      ==========
Supplemental Disclosures of Cash Flow Information:
    Interest paid                                                                      $    3,562      $   10,564
                                                                                       ==========      ==========
    Taxes paid                                                                         $    2,720      $    2,529
                                                                                       ==========      ==========
Non-cash financing and investing activities:
    Common stock issued to settle accounts payable                                     $  (22,780)     $   22,780
                                                                                       ==========      ==========
    Accrued interest and deferred salary credited to note payable -
      CEO/stockholder                                                                  $   10,881      $   30,546
                                                                                       ==========      ==========

   The accompanying notes are an integral part of these financial statements.

           SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

Note 1 - Interim Financial Statements

     The accompanying unaudited financial statements of Security Intelligence Technologies, Inc. and subsidiaries (the "Company") have been prepared pursuant to generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended June 30, 2003 filed on Form 10-KSB.

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

Organization and Nature of Business
-----------------------------------

     Security Intelligence Technologies, Inc. ("SIT"), a Florida Corporation and its wholly owned subsidiaries (collectively the "Company") are engaged in the design, manufacture and sale of security and surveillance products and systems. The Company purchases finished items for resale from independent manufacturers, and also assembles off-the-shelf electronic devices and other components into proprietary products and systems at its own facilities. The Company generally sells to businesses, distributors, government agencies and consumers through five retail outlets located in Miami, Florida; Beverly Hills, California; Washington, DC; New York City, and London, England and from its showroom in New Rochelle, New York. On April 17, 2002, CCS International, Ltd. ("CCS"), a Delaware corporation, and its wholly-owned subsidiaries, merged with SIT and became a wholly owned subsidiary of SIT. The merger has been accounted for as a reverse acquisition, since the management and stockholder of CCS obtained control of the merged entity after the transaction was completed. Under reverse acquisition accounting, CCS is considered the accounting acquirer and SIT (then known as Hipstyle.com, Inc.) is considered the acquired company. Inasmuch as SIT had no substantive assets or operations at the date of the transaction, the merger has been recorded as an issuance of CCS stock to acquire SIT, accompanied by a recapitalization, rather than as a business combination.

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of SIT and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation
-----------------------------------------

     The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $438,457 and $716,781 for the three months ended September 30, 2003 and September 30, 2002 respectively. In addition, at September 30, 2003, the Company had a working capital deficit of $5,661,658 and a deficiency in stockholders' equity of $5,497,673. The Company is also a defendant in material and costly litigation, which has significantly impacted liquidity. See Note 7. The Company requires additional financing which may not be readily available. The Company's bank facility has terminated, and the only sources of funds other than operations has been loans

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)



1.  Basis of Financial Statement Presentation (continued)
---------------------------------------------------------

from the Company's chief executive officer, customer deposits and proceeds from the issuance of common stock. (See Notes 2, 3 and 5). These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include to settle vendor payables wherever possible, a reduction in operating expenses, and continued financing from the chief executive officer in the absence of other sources of funds. Management cannot provide any assurance that its plans will be successful in alleviating its liquidity concerns and bringing the Company to the point of profitability. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


1.  Stock-based Compensation (continued)
----------------------------------------

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

     FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income (loss) and income
(loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2003 and 2002: dividend yield of 0%, risk-free interest rate of 3.38%, expected lives of eight years, and expected volatility of 120%. Under the accounting provisions of SFAS Statement 123, the Company's net loss and loss per share for the 2003 Quarter and the 2002 Quarter would have been the pro forma amounts indicated below:

                                                                                    Three Months Ended
                                                                             -------------------------------
                                                                                       September 30,
                                                                             -------------------------------
Net loss:                                                                        2003                 2002
                                                                             ----------           ----------
     As reported                                                             $ (438,457)          $ (716,781)
     Add: Stock based employee compensation expense
        included in reported net loss                                                 -                    -
     Deduct: Total stock based employee compensation expense
        determined under the fair value based method for all awards             (25,365)            (152,503)
                                                                             ----------           ----------
                                                                             $ (463,822)          $ (869,284)
                                                                             ==========           ==========
Loss per share, basic and diluted:
     As reported                                                             $    (0.02)          $    (0.04)
     Proforma                                                                $    (0.03)          $    (0.07)


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

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


2.  Note Payable - Bank

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

3. Note Payable - CEO/stockholder

     This amount represents a note payable to the Company's chief executive officer and includes deferred salary of $168,899 and accrued interest of $82,855 based on an interest rate of 5% per annum. The Note is secured by substantially all of the assets of the Company and is due on demand.

4.  Loss Per Share

     The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic and diluted loss per share is computed using the weighted average number of shares of common stock outstanding and excludes all common stock equivalents outstanding during the period. Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Stock options and preferred stock that are convertible into common stock based on the Company's attainment of performance goals are not includible in the calculation of earnings per share until the specified targets are met. The following securities have been excluded from the diluted computation for the three months ended September 30, 2003 and September 30, 2002 because they are contingently issuable and/or antidilutive:


                                               Three Months Ended
                                           --------------------------
                                                  September 30,
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

5.  Consulting Agreements

     In July 2003 the Company formalized consulting contracts with Michael Farkas and two additional financial consultants relating to acquisition services, financial public relations and operational performance services. In connection therewith the Company granted a total of 2,600,000 fully vested options, including 1,700,000 options granted to Michael Farkas, to purchase shares of common stock at prices ranging from $.10 per share to $1.00 per share. These options were valued at $137,060 using the Black-Scholes option-pricing model and are being amortized over the six month life of the contracts. The Company has expensed $75,206 related to these options for the three months ended September 30, 2003. As of September 30, 2003 the consultants have exercised 1,960,000 options for a total amount of $525,000, including 1,700,000 options exercised by Michael Farkas for $400,000.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


5.  2003 Stock Incentive Plan

     As of July 3, 2003 our board of directors adopted the 2003 Stock Incentive Plan (the "2003 Plan") which provided for the grant of non-qualified stock options to purchase a maximum of 320,000 shares of common stock or the grant of shares to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of the date of this quarterly report on Form 10-QSB, stockholder approval of the 2003 Plan has not been obtained.

6.  Income taxes

     The Company did not incur any income tax liabilities during the three-month periods ended September 30, 2003 and 2002 due to operating losses. As of September 30, 2003, the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during the September 2003 quarter because management is uncertain as to their ultimate realization.

7.  Legal Matters

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

Pending Matters
---------------

     In June 1998, a photographer and model formerly retained by CCS filed suit in U. S. District Court for the Southern District of New York captioned Ross & Vassilkioti v. CCS International, Ltd. seeking damages for alleged copyright infringement and other claims. The judge in the case has granted the plaintiff partial summary judgment as to the copyright infringement. On June 18, 2003, a jury awarded the plaintiffs $350,000 on the copyright infringement portion of the case. Under federal judicial rules, the Company is unable to contest the granting of partial summary judgment until a final judgment has been rendered. The Company believes that it has meritorious and substantial defenses against the additional claims asserted in the lawsuit and a valid basis for appeal of the jury award of $350,000 and any additional adverse verdicts that may occur in this case. A trial date for the remaining counts in the case has been delayed while the parties attempt to reach a settlement.

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

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)




7. Legal Matters (continued)

Litigation (continued)
----------------------

Pending Matters (continued)
---------------------------

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

     On December 3, 2002 EHS Elektronik Sistemleri ("EHS") submitted a demand for binding arbitration to the American Arbitration Association in NY, NY claiming CCS breached a joint venture agreement it had entered into with CCS in 1994 and seeking a refund of the $200,000 it had paid to CCS. A hearing date has been set for December 22 and 23, 2003. The Company believes that it has valid defenses to the claim.

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

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)



7. Legal Matters (continued)

Litigation (continued)
----------------------

Pending Matters
---------------

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of September 30, 2003 and June 30, 2003.

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Information concerning the Company and its business, including the risks faced by us described herein and in our most recent annual report on Form 10-KSB could materially affect the Company's financial results. The Company disclaims any obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments.

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

RESULTS OF OPERATIONS - Three Months Ended September 30, 2003 and 2002

Revenues. Revenues for three months ended September 30, 2003 (the "2003 Quarter") were $936,686 a decrease of $80,525 or 7.9%, from revenues of $1,017,211 for the three months ended September 30, 2002 (the "2002 Quarter"). The decrease is primarily a result of a decreased marketing effort caused by our limited resources. In particular, we decreased our advertising and promotional expenditures and attended fewer international trade shows. As long as we do not have the resources to market our products effectively, we will have a difficult time increasing our revenues. In addition, our financial condition and losses may have affected the willingness of customers to purchase products from us.

Cost of Sales. Cost of sales decreased by $33,820 or 8.4%, to $367,370 in the 2003 Quarter from $401,190 in the 2002 Quarter. Cost of sales as a percentage of product sales decreased to 39.2% in the 2003 Quarter from 39.4% in the 2002 Quarter reflecting an improvement in product mix.

Compensation and benefits. Compensation and benefits increased by $ 53,329, or 9.4% to $622,610 in the 2003 Quarter from $569,281 in the 2002 Quarter primarily due to increased expenditures to enhance the infrastructure of the Company by adding personnel to the marketing department and the sales department in anticipation of increased sales which did not materialize. We anticipate this trend of increased expenditures will continue in fiscal 2004 as we add additional personnel to the sales department.

Professional fees and legal matters. Professional fees and legal matters increased by $34,478, or 42.0% to $116,672 in the 2003 Quarter from $82,194 in the 2002 Quarter. Based on a review of outstanding legal matters and unpaid settlements, we have established, in consultation with outside counsel, reserves for litigation costs that are probable and can be reasonable estimated. We can provide no assurance, however, that such reserves will be sufficient to absorb actual losses that may result from unfavorable outcomes. Moreover, it is possible that the resolution of litigation contingencies will have a material adverse impact on our consolidated financial condition, results of operations, and cash flows. We also expect that we will continue to incur attorneys' fees and the use of management resources to defend pending litigation and creditor nonpayment claims during fiscal 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $40,672, or 7.7% to $489,899 in the 2003 Quarter from $530,571 in the 2002 Quarter. The significant changes were primarily due to (i) a decrease in advertising expense of $77,491, or 88.4% to $10,223 in the 2003 Quarter from $87,714 in the 2002 Quarter, (ii) a decrease in telephone expense of $13,859, or 30.0% to $32,989 in the 2003 Quarter from $46,848 in the 2002 Quarter, due to lower rates charged by new service providers and (iii) a decrease in shipping costs of $7,464, or 36.7% to $12,856 in the 2003 Quarter from $20,320 in the 2002 Quarter all partially offset by an increase in amortization of deferred compensation relating to stock options we have granted of $73,207.

Unrealized (gain) loss on financial guarantees. Unrealized (gain) loss on financial guarantees is attributable to the increase or decrease in market value relating to our price guarantees on common stock which we have issued in payment of trade payables. Unrealized (gain) loss on financial guarantees decreased $369,830, or 320.5% to a gain of $254,440 in the 2003 Quarter from a loss of $115,390 in the 2002 Quarter.

Depreciation and amortization. Depreciation and amortization decreased by $5,701, or 29.9% to $13,351 in the 2003 Quarter from $19,052 in the 2002 Quarter primarily as a consequence of the certain assets becoming fully-depreciated in fiscal 2003.

Interest expense. Interest expense increased by $3,367, or 20.6% to $19,681 in the 2003 Quarter from $16,314 in the 2002 Quarter as a result of a continued increase in the ordinary course of business of the Company's outstanding debt obligations.

As a result of the forgoing, our net loss decreased by $278,324, or 38.9% to $438,457, $.02 per share, in the 2003 Quarter from $716,781, $.04 per share, in the 2002 Quarter as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

We require significant working capital to fund our future operations. At September 30, 2003 we had cash of $52,589 and a working capital deficit of $5,661,658. The aggregate amount of accounts payable and accrued expenses at September 30, 2003 was $3,444,091. As a result of our continuing losses, our working capital deficiency has increased. We funded our losses through the issuance of our common stock. We also utilized vendor credit and customer deposits. Because we have not been able to pay our trade creditors in a timely manner, we have been subject to litigation and threats of litigation from our trade creditors and we have used common stock to satisfy our obligations to trade creditors. In many instances when we issue common stock, we have provided that if the stock does not reach a specified price level one year from issuance, we will pay the difference between that price level and the actual price. As a result, we have contingent obligations to our some of these creditors. With respect to 510,000 shares of common stock issued during the fiscal 2003 and 2002, the market value of the common stock on September 30, 2003 was approximately $42,953 less than the guaranteed price.

Our accounts payable and accrued expenses decreased from $3,563,776 at June 30, 2003 to $3,444,091 at September 30, 2003. This decrease consists of an increase in the market value of our common stock held by trade creditors of $254,440 offset by an increase in other accounts payable and accrued expenses of $134,755 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $2,278,782 which relate to payments on orders which had not been filled at that date. We have used our advance payments to continue our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

We require substantial funds to support our operations. Since the completion of the merger we have sought, and been unsuccessful, in our efforts to obtain adequate funding for our business. Because of our losses, we are not able to increase our borrowing. Our bank facility terminated on November 1, 2002 and to date, we do not have any agreements with any replacement lender. Our failure to obtain a credit facility with another lender could materially impair our ability to continue in operation, and we cannot assure you that we will be able to obtain the necessary financing. Our main source of funds other than the bank facility has been from loans from our chief executive officer, customer deposits and vendor credit. Because of both our low stock price and our losses, we were not been able to raise funds through the sale of our equity securities in fiscal 2002 and 2003. During the 2003 Quarter our stock price increased and we raised $525,000 resulting from the exercise of options to buy our common stock. Management cannot provide any assurance that our stock price will increase or remain at its current level or that we will be able to raise any more money through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders might suffer significant dilution and the issuance of securities may result in a change of control. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include its attempts to settle vendor payables wherever possible, a reduction in operating expenses, and financing from the chief executive officer in the absence of other sources of funds. Management cannot provide any assurance that its plans will be successful in alleviating its liquidity concerns and bringing the Company to the point of sustained profitability. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


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


                    SECURITY INTELLIGENCE TECHNOLOGIES, INC.


                    By: /s/ Ben Jamil
                    ----------------------------------------
                    Ben  Jamil, chief  executive  officer


                    By:  /s/  Chris R. Decker
                    ----------------------------------------
                    Chris R. Decker, chief financial officer

Date:  November 19, 2003