Form 10QSB
period 2003-12-31
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2004-02-19
CIK 1117258

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                                       OR
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission file number 000-31779

                    SECURITY INTELLIGENCE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


                    Florida                        65-0928369
          ______________________________          ____________
         (State or other jurisdiction of         (IRS Employer
          incorporation or organization)       Identification No.)


                145 Huguenot Street, New Rochelle, New York 10801
                    (Address of principal executive offices)

                                 (914) 654-8700
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of February 17, 2004 was 19,540,389.



                                       SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                              FORM 10QSB

                                                    PERIOD ENDED December 31, 2003

                                                           TABLE OF CONTENTS

PART I -          FINANCIAL INFORMATION
Item 1.           Condensed Financial Statements:

                  Consolidated Balance Sheets                                                                              3

                  Statements of Operations for the three and six months ended December 31, 2003
                     and December 31, 2002                                                                                 4

                  Statements of Cash Flow for three and six months ended December 31, 2003
                    and December 31, 2002                                                                                  5

                  Condensed Notes to Financial Statements                                                                  6

Item 2.           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                                            13
Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                              16

Item 4.           Controls and Procedures                                                                                 16


PART II -         OTHER INFORMATION

Item 1.           Legal Proceedings.                                                                                      16

Item 6.           Exhibits and Reports on Form 8-K                                                                        17




                    SECURITY INTELLIGENCE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,
                                                                                   2003             June 30,
                                                                                (Unaudited)           2003
                                                                              ----------------   ---------------
ASSETS
Current Assets:
      Cash                                                                            $ 5,217          $ 21,638
     Inventory                                                                      1,274,083         1,448,314
     Other current assets                                                             166,052            52,442
                                                                              ----------------   ---------------
        Total current assets                                                        1,445,352         1,522,394

Property and Equipment, at cost less accumulated depreciation
   and amortization of $178,757 and $431,541                                           28,217           122,390

Other assets                                                                           57,444            54,946
                                                                              ----------------   ---------------

 Total assets                                                                     $ 1,531,013       $ 1,699,730
                                                                              ================   ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued expenses                                        $ 3,766,998       $ 3,563,776
     Note payable - CEO/stockholder                                                 1,522,444         1,451,620
     Note payable - Officer                                                            21,000                 -
     Customer deposits                                                              1,223,184         1,277,695
     Deferred revenue                                                               1,234,094         1,035,074
                                                                              ----------------   ---------------
         Total current liabilities                                                  7,767,720         7,328,165
                                                                              ----------------   ---------------

Commitments and contingencies - See Notes

Stockholders' deficit:
     Preferred stock, $.0001 par value, 10,000,000 shares authorized:
         Series A Convertible-$1.00 per share liquidation preference,
            3,500,000 shares authorized, issued and outstanding                           350               350
         Series B Convertible-$1.00 per share liquidation preference,
            1,500,000 shares authorized, issued and outstanding                           150               150
     Common stock, $.0001 par value, 100,000,000 shares authorized,
         19,460,389 and 17,471,389 issued and outstanding at December 31,               1,946             1,741
            2003, and June 30, 2003 respectively
     Additional paid in capital                                                     1,175,595           507,123
     Accumulated deficit                                                           (7,401,681)       (6,137,799)
     Other comprehensive loss                                                         (13,067)                -
                                                                              ----------------   ---------------
       Total stockholders' deficit                                                 (6,236,707)       (5,628,435)
                                                                              ----------------   ---------------

Total liabilities and stockholders' deficit                                       $ 1,531,013       $ 1,699,730
                                                                              ================   ===============

         The accompanying notes are an integral part of these financial statements.


            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               Three Months Ended                 Six Months Ended
                                                                 December 31,                        December 31,
                                                       ----------------------------------  -----------------------------------
                                                            2003              2002              2003                2002
                                                       ---------------   ----------------  ----------------    ---------------
Sales                                                       $ 764,676        $ 1,065,637       $ 1,701,362        $ 2,082,848
                                                       ---------------   ----------------  ----------------    ---------------

Costs and expenses:
     Cost of sales                                            260,354            421,554           627,724            822,744
     Compensation and benefits                                552,413            639,596         1,175,023          1,208,877
     Professional fees and legal matters                      152,683            114,637           269,355            196,831
     Selling, general and administrative expenses             397,485            567,384           886,384          1,097,955
     Unrealized (gain) loss on financial guarantees           123,081              7,970          (130,359)           123,360
     Depreciation and amortization                             80,822             17,760            94,173             36,812
                                                       ---------------   ----------------  ----------------    ---------------
                                                            1,566,838          1,768,901         2,922,300          3,486,579
                                                       ---------------   ----------------  ----------------    ---------------

Operating loss                                               (802,162)          (703,264)       (1,220,938)        (1,403,731)

Interest expense                                               23,263             27,133            42,944             43,447
                                                       ---------------   ----------------  ----------------    ---------------

Net loss                                                   $ (825,425)        $ (730,397)     $ (1,263,882)      $ (1,447,178)
                                                       ===============   ================  ================    ===============


Loss per share, basic and diluted                             $ (0.04)           $ (0.04)          $ (0.07)           $ (0.08)
                                                       ===============   ================  ================    ===============

Weighted average number of shares                          19,376,856         17,245,738        19,052,117         17,149,265
                                                       ===============   ================  ================    ===============

                  The accompanying notes are an integral part of these financial statements.






            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                 -----------------------------------
                                                                                            December 31,
                                                                                 -----------------------------------
                                                                                       2003              2002
                                                                                 -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $ (1,263,882)     $ (1,447,178)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                        94,173            36,812
      Unrealized (gain) loss on financial guarantees                                     (130,359)          123,360
      Amortization of deferred compensation                                               131,400            11,190
      Noncash compensation - CEO/stockholder                                               21,000            32,219
      Noncash interest expense - CEO/stockholder                                           28,763            17,771
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
        Decrease in inventory                                                             174,231           108,663
        (Increase) in other current assets                                               (113,610)          (42,031)
        (Increase) in security deposits                                                    (2,498)                -
        Increase in accounts payable and accrued expenses                                 332,791           680,478
        (Decrease) increase in customer deposits                                          (54,511)           13,101
        Increase in deferred revenue                                                      199,020           345,837
                                                                                 -----------------  ----------------
Net cash used in operating activities                                                    (583,482)         (119,778)
                                                                                 -----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                                525,000                 -
    Repayments of notes payable - bank                                                          -          (200,000)
    Borrowings under note payable - CEO/stockholder                                        21,061           311,309
    Borrowings under note payable - Officer                                                21,000                 -
                                                                                 -----------------  ----------------
Net cash provided by financing activities                                                 567,061           111,309
                                                                                 -----------------  ----------------

Net decrease in cash                                                                      (16,421)           (8,469)

Cash, beginning of period                                                                  21,638            32,344
                                                                                 -----------------  ----------------
Cash, end of period                                                                       $ 5,217          $ 23,875
                                                                                 =================  ================


Supplemental Disclosures of Cash Flow Information:
    Interest paid                                                                        $ 14,181          $ 25,676
                                                                                 =================  ================

    Taxes paid                                                                            $ 2,620           $ 2,839
                                                                                 =================  ================

Non-cash financing and investing activities:
    Common stock issued to settle accounts payable                                       $ 12,277          $ 93,447
                                                                                 =================  ================

    Accrued interest and deferred salary credited to note payable -
      CEO/stockholder                                                                    $ 49,763          $ 49,990
                                                                                 =================  ================

               The accompanying notes are an integral part of these financial statements.


            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Unaudited)



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

Organization and Nature of Business
___________________________________

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

Principles of Consolidation
___________________________

     The consolidated financial statements include the accounts of SIT and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation
_________________________________________

     The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,263,882 and $1,447,178 for the six months ended December 31, 2003 and December 31, 2002 respectively. In addition, at December 31, 2003, the Company had a working capital deficit of $6,322,368 and a deficiency in stockholders' equity of $6,236,707. The Company is also a defendant in material and costly litigation, which has significantly impacted liquidity. See Note 9. The Company requires additional financing which may not be readily available. The Company's bank facility has terminated, and the only source of funds other than operations has been loans from the

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Unaudited)



1.  Basis of Financial Statement Presentation (continued)
_________________________________________________________

Company's chief executive officer, customer deposits and proceeds from the issuance of common stock. (See Notes 2, 3 and 6). These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include to settle vendor payables wherever possible, a reduction in operating expenses, and continued financing from the chief executive officer in the absence of other sources of funds. Management cannot provide any assurance that its plans will be successful in alleviating its liquidity concerns and bringing the Company to the point of profitability. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Revenue recognition
___________________

     The Company recognizes revenue from product sales upon the delivery of merchandise to a customer. Non-refundable advance payments received under marketing and distribution arrangements are deferred and either applied as payments towards customer purchases made pursuant to the terms of the respective agreements, or recognized as income at the termination of the agreement if specified purchase quotas have not been met by the customer. Customer deposits are initially recorded as liabilities and recognized as revenue when the related goods are shipped.

Financial Guarantees
____________________

Certain shares issued by the Company to settle debt obligations contain a price guarantee that requires the Company to settle in cash any difference between the original face amount of the debt and proceeds from the creditor's subsequent sale of the shares. The Company accounts for these transactions by recording the debt at fair value with periodic mark-to-market adjustments until the guarantee is settled. Unrealized gains or losses resulting from changes in fair value are included in earnings and accrued expenses. As a result, we have contingent obligations to our some of these creditors. With respect to 683,000 shares of common stock issued during the fiscal 2004, 2003 and 2002, the market value of the common stock on December 31, 2003 was approximately $167,034 less than the guaranteed price.

Stock-based Compensation
________________________

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

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Unaudited)


1.  Stock-based Compensation (continued)
________________________________________

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


                                                                Three Months Ended                  Six Months Ended
                                                                   December 31,                        December 31,
                                                          ------------------------------   ----------------------------------
Net loss:                                                       2003           2002              2003              2002
                                                           --------------- --------------   ----------------  ----------------
     As reported                                               $ (825,425)    $ (730,397)      $ (1,263,882)     $ (1,447,178)
     Add: Stock based employee compensation expense
        included in reported net loss                                   -              -                  -                 -
     Deduct: Total stock based employee compensation
        expense determined under the fair value based
          method for all awards                                    31,787        (65,461)             6,422          (248,979)
                                                           --------------- --------------   ----------------  ----------------
                                                               $ (793,638)    $ (795,858)      $ (1,257,460)     $ (1,696,157)
                                                           =============== ==============   ================  ================

Loss per share, basic and diluted:
     As reported                                                  $ (0.04)       $ (0.04)           $ (0.07)          $ (0.08)
     Proforma                                                     $ (0.04)       $ (0.05)           $ (0.07)          $ (0.10)


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

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Unaudited)


2.  Note Payable - Bank

     Prior to June 1, 2002, the Company had a bank credit agreement pursuant to which it could borrow up to $400,000 with interest at the bank's price plus 1%. On June 1, 2002, the available credit was reduced to $200,000 and the interest rate was increased to the bank's prime rate plus 2.5%. The Note was secured by substantially all of the assets of the Company, and personal assets and a guaranty of the chief executive officer. The credit facility expired on November 1, 2002, when all unpaid principal and interest became due in full. The unpaid principal and interest was paid in December 2002. To date, management has been unable to renew or to replace the line with alternative financing on similar terms.

3.  Note Payable - CEO/stockholder

     This amount represents a note payable to the Company's chief executive officer includes deferred salary of $188,399 and accrued interest of $111,618 and bears interest at the rate of 5% per annum. The Note is secured by substantially all of the assets of the Company and is due on demand.

4.  Note Payable - Officer

     This amount represents a note payable to an officer and director of the Company. The note is payable on demand, bears interest at the rate of 5% per annum, and is unsecured.

5.  Loss Per Share

     The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic and diluted loss per share is computed using the weighted average number of shares of common stock outstanding and excludes all common stock equivalents outstanding during the period. Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Stock options and preferred stock that are convertible into common stock based on the Company's attainment of performance goals are not includible in the calculation of earnings per share until the specified targets are met. The following securities have been excluded from the diluted computation for the three and six months ended December 31, 2003 and December 31, 2002 because they are contingently issuable and/or antidilutive:

                                              Six Months Ended
                                              ----------------
                                                 December 31,
                                              ----------------
                                              2003              2002
                                              ----              ----

Series A Convertible Preferred Stock        3,500,000        3,500,000
Series B Convertible Preferred Stock        1,500,000        1,500,000
Stock options                               1,992,500        1,999,000
Warrants                                      400,000          400,000

6.  Consulting Agreements

     In July 2003 the Company formalized consulting contracts with Michael Farkas and two additional financial consultants relating to acquisition services, financial public relations and operational performance services. In connection therewith the Company granted a total of 2,600,000 fully vested options, including 1,700,000 options granted to Michael Farkas, to purchase shares of common stock at prices ranging from $.10 per share to $1.00 per share. These options were

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Unaudited)


6.  Consulting Agreements (continued)

valued at $137,060 using the Black-Scholes option-pricing model and are being amortized over the six month life of the contracts. The Company has expensed $130,798 related to these options during the six months ended December 31, 2003. As of December 31, 2003 the consultants have exercised 1,960,000 options for a total amount of $525,000, including 1,700,000 options exercised by Michael Farkas for $400,000.

7.  Stockholder's Equity:

Common Stock
____________

During the six months ended December 31, 2003 the Company issued 156,000 shares of common stock in full settlement, subject to certain terms, of $61,550 of accrued professional fees. If the proceeds from the sale of the common stock are less than $61,550 the Company will pay to the creditors the difference between the $61,550 and the proceeds from the sale of the common stock. At December 31, 2003 the market value of the 156,000 shares of common stock was $54,600 resulting in a contingent liability of $6,950. The Company has recorded this contingent liability at December 31, 2003.

2003 Stock Incentive Plan
_________________________

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

8.  Income taxes

     The Company did not incur any income tax liabilities during the three and six month periods ended December 31, 2003 and 2002 due to operating losses. As of December 31, 2003, the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during the six months ended December 31, 2003 because management is uncertain as to their ultimate realization.

9.  Legal Matters

Litigation
__________

Settled matters
_______________


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

The Settlement Agreement granted Shenzhen Newtek a price guarantee upon sale of the shares and, alternatively, the option after July 10, 2003 to return the 67,000 shares to the Company in return for a cash payment of $35,000. In August 2003 Shenzhen Newtek returned the 67,000 shares to the Company however to date, no cash payment has been made.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Unaudited)




9.  Legal Matters (continued)

Litigation (continued)
______________________


Pending Matters
_______________


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

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (Unaudited)



9.  Legal Matters (continued)

Litigation (continued)
______________________

Pending Matters
_______________

     On December 3, 2002 EHS Elektronik Sistemleri ("EHS") submitted a demand for arbitration to the American Arbitration Association in NY, NY claiming CCS breached a joint venture agreement it had entered into with CCS in 1994 and seeking a refund of the $200,000 it had paid to CCS. A hearing was held on December 22, 2003 however to date, no decision has been rendered. The Company believes that it has valid defenses to the claim.

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

10. SUBSEQUENT EVENTS

Consulting Agreements
---------------------

In January 2004 the Company formalized a consulting contract with a financial consultant relating to the acquisition services, financial public relations and operational performance services. In connection therewith the Company granted a total of 350,000 fully vested options to purchase shares of common stock at a price of $.10 per share. The consultant subsquently exercised 350,000 options for a total amount of $35,000.

2004 Stock Incentive Plan
-------------------------

     As of February 18, 2004 our board of directors adopted the 2004 Stock Incentive Plan (the "2004 Plan") which provided for the grant of non-qualified stock options to purchase a maximum of 1,000,000 shares of common stock or the grant of shares to directors, employees, officers, agents consultants and independent contractors who perform services for the Company. As of the date of this quartely report on Form 10-QSB, stockholder approval of the 2004 Plan has not been obtained.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of December 31, 2003 and June 30, 2003.

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

Revenue recognition

     The Company recognizes revenue from product sales upon the delivery of merchandise to a customer. Non-refundable advance payments received under marketing and distribution arrangements are deferred and either applied as payments towards customer purchases made pursuant to the terms of the respective agreements, or recognized as income at the termination of the agreement if specified purchase quotas have not been met by the customer. Customer deposits are initially recorded as liabilities and recognized as revenue when the related goods are shipped.

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

RESULTS OF OPERATIONS - Six Months Ended December 31, 2003 and 2002.

Revenues. Revenues for six months ended December 31, 2003 (the "2003 Period") were $1,701,362 a decrease of $381,486 or 18.3%, from revenues of $2,082,848 for the six months ended December 31, 2002 (the "2002 Period"). The decrease is primarily a result of a decreased marketing effort caused by our limited resources. In particular, we decreased our advertising and promotional expenditures and attended fewer international trade shows. As long as we do not have the resources to market our products effectively, we will have a difficult time increasing our revenues. In addition, our financial condition and losses may have affected the willingness of customers to purchase products from us.

Cost of Sales. Cost of sales decreased by $195,020 or 23.7%, to $627,724 in the 2003 Period from $822,744 in the 2002 Period. Cost of sales as a percentage of product sales decreased to 38.7% in the 2003 Period from 39.6% in the 2002 Period reflecting an improvement in product mix.

Compensation and benefits. Compensation and benefits decreased by $33,854, or 2.8% to $1,175,023 in the 2003 Period from $1,208,877 in the 2002 Period primarily due to cost cutting measures which was partially offset by increased expenditures by adding personnel to the marketing department and the sales department in anticipation of increased sales which did not materialize.

Professional fees and legal matters. Professional fees and legal settlements increased by $72,524, or 36.8% to $269,355 in the 2003 Period from $196,831 in the 2002 Period. Based on a review of outstanding legal matters and unpaid settlements, we have established, in consultation with outside counsel, reserves for litigation costs that are probable and can be reasonable estimated. We can provide no assurance, however, that such reserves will be sufficient to absorb actual losses that may result from unfavorable outcomes. Moreover, it is possible that the resolution of litigation contingencies will have a material adverse impact on our consolidated financial condition, results of operations, and cash flows. We also expect that we will continue to incur attorney's fees and the use of management resources to defend pending litigation and creditor nonpayment claims during fiscal 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $211,571, or 19.3% to $886,384 in the 2003 Period from $1,097,955 in the 2002 Period. The significant changes were primarily due to (i) a decrease in advertising expense of $125,361, or 80.1% to $29,624 in the 2003 Period from $154,985 in the 2002 Period, (ii) a decrease in rent expense of $65,457, or 19.4% to $271,997 in the 2003 Period from $337,454 in the 2002 Period due to lower rents in new in relocations and a renegotiation of rents previously recorded in the Company's headquarter location (iii) a decrease in public relations expense of $42,000, or 100% in the 2003 Period resulting from the expiration of a contract (iv) a decrease in telephone expense of $19,566, or 25.4% to $57,514 in the 2003 Period from $77,080 in the 2002
Period, due to lower rates charged by new service providers and (v) a decrease in shipping costs of $7,357, or 28.1% to $18,801 in the 2003 Period from $26,158 in the 2002 Period all partially offset by an increase in amortization of deferred compensation relating to stock options we have granted of $120,210.

Unrealized (gain) loss on financial guarantees. Unrealized (gain) loss on financial guarantees is attributable to the increase or decrease in market value relating to our price guarantees on common stock which we have issued in payment of trade payables. Unrealized (gain) loss on financial guarantees decreased $253,719, or 205.7% to a gain of $130,359 in the 2003 Period from a loss of $123,360 in the 2002 Period.

Depreciation and amortization. Depreciation and amortization increased by $57,361, or 155.8% to $94,173 in the 2003 Period from $36,812 in the 2002 Period primarily as a consequence of expensing the net book value of leasehold improvements in our Beverly Hills, CA store from where we have relocated and our New York Store which we closed in February 2004.

Interest expense. Interest expense decreased by $503, or 1.2% to $42,944 in the 2003 Period from $43,447 in the 2002 Period as a result of a small reduction in the Company's interest bearing outstanding debt obligations.

As a result of the forgoing, our net loss decreased by $183,296, or 12.7% to $1,263,882, $.07 per share, in the 2003 Period from $1,447,178, $.08 per share, in the 2002 Period as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

We require significant working capital to fund our future operations. At December 31, 2003 we had cash of $5,217 and a working capital deficit of $6,322,368. The aggregate amount of accounts payable and accrued expenses at December 31, 2003 was $3,766,998. As a result of our continuing losses, our working capital deficiency has increased. We funded our losses through the issuance of our common stock. We also utilized vendor credit and customer deposits. Because we have not been able to pay our trade creditors in a timely manner, we have been subject to litigation and threats of litigation from our trade creditors and we have used common stock to satisfy our obligations to trade creditors. In many instances when we issue common stock, we have provided that if the stock does not reach a specified price level one year from issuance, we will pay the difference between that price level and the actual price. As a result, we have contingent obligations to our some of these creditors. With respect to 683,000 shares of common stock issued during the fiscal 2004, 2003 and 2002, the market value of the common stock on December 31, 2003 was approximately $167,034 less than the guaranteed price.

Our accounts payable and accrued expenses increased from $3,563,776 at June 30, 2003 to $3,766,998 at December 31, 2003. This increase consists of an increase in the market value of our common stock held by trade creditors of $130,359 offset by an increase in other accounts payable and accrued expenses of $333,581 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $2,457,278 which relate to payments on orders which had not been filled at that date. We have used our advance payments to continue our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

We require substantial funds to support our operations. Since the completion of the merger we have sought, and been unsuccessful, in our efforts to obtain adequate funding for our business. Because of our losses, we are not able to increase our borrowing. Our bank facility terminated on November 1, 2002 and to date, we do not have any agreements with any replacement lender. Our failure to obtain a credit facility with another lender could materially impair our ability to continue in operation, and we cannot assure you that we will be able to obtain the necessary financing. Our main source of funds other than the bank facility has been from loans from our chief executive officer, customer deposits and vendor credit. Because of both our low stock price and our losses, we were not been able to raise funds through the sale of our equity securities in fiscal 2002 and 2003. During the 2003 Period our stock price increased and we raised $525,000 resulting from the exercise of options to buy our common stock. Management cannot provide any assurance that our stock price will increase or remain at its current level or that we will be able to raise any more money through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders might suffer significant dilution and the issuance of securities may result in a change of control. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include its attempts to settle vendor payables wherever possible, a reduction in operating expenses, and financing from the chief executive officer in the absence of other sources of funds. Management cannot provide any assurance that its plans will be successful in alleviating its liquidity concerns and bringing the Company to the point of sustained profitability. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and rates. Our short-term debt bears interest at fixed rates; therefore our results of operations would not be affected by interest rate changes.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures
Our chief executive officer and chief financial officer have supervised and participated in an evaluation of the effectiveness of our disclosure controls and procedures as of a date within 90 days of the date of this report, and, based on their evaluations, they believe that our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. As a result of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.


                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

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

On December 3, 2002 EHS Elektronik Sistemleri ("EHS") submitted a demand for arbitration to the American Arbitration Association in NY, NY claiming CCS breached a joint venture agreement it had entered into with CCS in 1994 and seeking a refund of the $200,000 it had paid to CCS. A hearing was held on December 22, 2003 however to date, no decision has been rendered. The Company believes that it has valid defenses to the claim.

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



Item 2.      Changes in Securities           None

Item 3.      Defaults Upon Senior Securities Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders    None

Item 5.      Other Information    None

Item 6.      Exhibits and Reports on Form 8-K
             a. Exhibits

                 31.1   Certification Ben Jamil, CEO

                 32.1   Certification Chris R. Decker, CFO

             b. Reports on Form 8-K          None.

                No reports on Form 8-K were filed for this quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SECURITY INTELLIGENCE TECHNOLOGIES, INC.


                                        By:  /s/   Ben  Jamil
                                        ________________________________________
                                        Ben  Jamil, Chief  Executive Officer


                                        By:  /s/  Chris R. Decker
                                        ________________________________________
                                        Chris R. Decker, Chief Financial Officer

Date:  February 19, 2004


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

                                                   By:  /s/ Ben Jamil
                                                   _____________________________
                                                   Ben Jamil
                                                   Chief Executive Officer

                                                   By: /s/ Chris R. Decker
                                                   _____________________________
                                                   Chris R. Decker
                                                   Chief Financial Officer


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

Date:  February 19, 2004
                                                         By:  /s/ Ben Jamil
                                                         _______________________
                                                         Ben Jamil
                                                         Chief Executive Officer

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


Date:  February 19, 2004
                                                 By:  /s/ Chris R. Decker
                                                 _______________________________
                                                 Chris R. Decker
                                                 Chief Financial Officer