Form 10QSB
period 2004-03-31
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2004-05-20
CIK 1117258

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of May 14, 2004 was 21,185,389.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10QSB

                           PERIOD ENDED March 31, 2004

                                TABLE OF CONTENTS


PART I -          FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements:

                  Consolidated Balance Sheets                                                                              3

                  Statements of Operations for the three and nine months ended March 31, 2004
                     and March 31, 2003                                                                                    4

                  Statements of Cash Flow for three and nine months ended March 31, 2004
                    and March 31, 2003                                                                                     5

                  Condensed Notes to Financial Statements                                                                  6

Item 2.           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                                            12

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                              17

Item 4.           Controls and Procedures                                                                                 17


PART II -         OTHER INFORMATION

Item 1.           Legal Proceedings.                                                                                      17

Item 6.           Exhibits and Reports on Form 8-K                                                                        18




                    SECURITY INTELLIGENCE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                               March 31,
                                                                 2004          June 30,
                                                              (Unaudited)        2003
                                                             -------------  ------------
ASSETS
Current Assets:
   Cash                                                          $104,196       $21,638
  Inventory                                                     1,255,923     1,448,314
  Other current assets                                            177,296        52,442
                                                             -------------  ------------
     Total current
      assets                                                    1,537,415     1,522,394

Property and Equipment, at cost less accumulated depreciation
   and amortization of $186,390 and $431,541                       25,233       122,390

Other assets                                                       35,071        54,946
                                                             -------------  ------------

 Total assets                                                  $1,597,719    $1,699,730
                                                             =============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                        $3,878,481    $3,563,776
  Note payable - CEO/stockholder                                1,565,091     1,451,620
  Customer deposits                                             1,369,127     1,277,695
  Deferred revenue                                              1,568,071     1,035,074
                                                             -------------  ------------
     Total current
      liabilities                                               8,380,770     7,328,165
                                                             -------------  ------------

Commitments and contingencies - See Notes

Stockholders' deficit:
  Preferred stock, $.0001 par value, 10,000,000 shares
   authorized:
     Series A Convertible-$1.00 per share liquidation
      preference, 3,500,000 shares authorized, issued
        and outstanding                                               350           350
     Series B Convertible-$1.00 per share liquidation
      preference, 1,500,000 shares authorized, issued
        and outstanding                                               150           150
  Common stock, $.0001 par value, 100,000,000 shares
   authorized, 21,185,389 and 17,471,389 issued and outstanding
      at March 31, 2004, and June 30, 2003 respectively             2,119         1,741

  Additional paid in capital                                    1,959,815       507,123
  Accumulated deficit                                          (8,725,836)   (6,137,799)
  Other comprehensive loss                                        (19,649)            -
                                                             -------------  ------------
    Total stockholders' deficit                                (6,783,051)   (5,628,435)
                                                             -------------  ------------

Total liabilities and stockholders' deficit                    $1,597,719    $1,699,730
                                                             =============  ============

     The accompanying notes are an integral part of these  financial statements.


            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                         Three Months Ended        Nine Months Ended
                                                                      ------------------------ -------------------------
                                                                             March 31,                 March 31,
                                                                      ------------------------ -------------------------
                                                                         2004         2003         2004         2003
                                                                      ------------ ----------- ------------ ------------

Sales                                                                    $548,303    $986,595   $2,249,665   $3,069,443
                                                                      ------------ ----------- ------------ ------------

Costs and expenses:
  Cost of sales                                                           208,787     389,717      836,511    1,212,461
  Compensation and benefits                                               547,191     679,594    1,722,214    1,888,471
  Professional fees and legal matters                                     372,941      71,270      642,296      268,101
  Selling, general and administrative expenses                            850,605     446,116    1,736,989    1,544,071
  Unrealized (gain) loss on financial guarantees                         (136,450)     51,930     (266,809)     175,290
  Depreciation and amortization                                             2,984      19,098       97,157       55,910
                                                                      ------------ ----------- ------------ ------------
                                                                        1,846,058   1,657,725    4,768,358    5,144,304
                                                                      ------------ ----------- ------------ ------------

Operating loss                                                         (1,297,755)   (671,130)  (2,518,693)  (2,074,861)

Interest expense                                                           26,400      20,324       69,344       63,771
                                                                      ------------ ----------- ------------ ------------

Net loss                                                              $(1,324,155)  $(691,454) $(2,588,037) $(2,138,632)
                                                                      ============ =========== ============ ============


Loss per share, basic and diluted                                          $(0.07)     $(0.04)      $(0.13)      $(0.12)
                                                                      ============ =========== ============ ============

Weighted average number of shares                                      19,746,309  17,470,417   19,353,636   17,254,753
                                                                      ============ =========== ============ ============

          The accompanying notes are an integral part of these financial statements.




                      SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                                                                   Nine Months Ended
                                                                                               -------------------------
                                                                                                        March 31,
                                                                                               -------------------------
                                                                                                   2004         2003
                                                                                               ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                      $(2,588,037) $(2,138,632)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                     97,157       55,910
  Unrealized (gain) loss on financial guarantees                                                  (266,809)     175,290
  Amortization of deferred compensation                                                            598,458       (6,410)
  Common stock issued for services                                                                  69,956            -
  Noncash compensation - CEO/stockholder                                                            33,500       73,419
  Noncash interest expense - CEO/stockholder                                                        43,220       29,684
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Decrease in inventory                                                                           192,391      304,585
   (Increase) decrease in other current assets                                                    (124,854)      93,512
   Decrease (increase) in security deposits                                                         19,875       (7,213)
   Increase in accounts payable and accrued expenses                                               628,521      797,992
   Increase in customer deposits                                                                    91,432      224,860
   Increase in deferred revenue                                                                    532,997      395,837
                                                                                               ------------ ------------
Net cash used in operating activities                                                             (672,193)      (1,166)
                                                                                               ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                                            718,000            -
 Repayments of notes payable - bank                                                                      -     (200,000)
 Borrowings under note payable - CEO/stockholder                                                    36,751      239,573
                                                                                               ------------ ------------
Net cash provided by financing activities                                                          754,751       39,573
                                                                                               ------------ ------------

Net increase in cash                                                                                82,558       38,407

Cash, beginning of period                                                                           21,638       32,344
                                                                                               ------------ ------------
Cash, end of period                                                                               $104,196      $70,751
                                                                                               ============ ============


Supplemental Disclosures of Cash Flow Information:
 Interest paid                                                                                     $26,124      $34,087
                                                                                               ============ ============

 Taxes paid                                                                                         $2,620       $3,656
                                                                                               ============ ============

Non-cash financing and investing activities:
 Common stock issued to settle accounts payable                                                    $66,656      $93,447
                                                                                               ============ ============

 Accrued interest and deferred salary credited to note payable -
  CEO/stockholder                                                                                  $76,720     $103,103
                                                                                               ============ ============

          The accompanying notes are an integral part of these financial statements.


            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)




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

Basis of Financial Statement Presentation

         The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,588,037 and $2,138,632 for the nine months ended March 31, 2004 and March 31, 2003 respectively. In addition, at March 31, 2004, the Company had a working capital deficit of $6,843,355 and a deficiency in stockholders' equity of $6,783,051. The Company is also a defendant in material and costly litigation, which has significantly impacted liquidity. See
Note 8. The Company requires additional financing which may not be readily available. The Company's bank facility has terminated, and the only source of funds other than operations has been loans from the

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)



1.  Basis of Financial Statement Presentation (continued)

Company's chief executive officer, customer deposits and proceeds from the issuance of common stock. (See Notes 2, 3, 5 and 6). These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include to settle vendor payables wherever possible, a reduction in operating expenses, and continued financing from the chief executive officer in the absence of other sources of funds. Management cannot provide any assurance that its plans will be successful in alleviating its liquidity concerns and bringing the Company to the point of profitability. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Financial Guarantees

Certain shares issued by the Company to settle debt obligations contain a price guarantee that requires the Company to settle in cash any difference between the original face amount of the debt and proceeds from the creditor's subsequent sale of the shares. The Company accounts for these transactions by recording the debt at fair value with periodic mark-to-market adjustments until the guarantee is settled. Unrealized gains or losses resulting from changes in fair value are included in earnings and accrued expenses. As a result, we have contingent obligations to our some of these creditors. With respect to 706,000 shares of common stock issued during the fiscal 2004, 2003 and 2002, the market value of the common stock on March 31, 2004 was approximately $30,584 less than the guaranteed price.

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

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)


1.  Stock-based Compensation (continued)

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition.
     It also amends the disclosure provisions of SFAS No.123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB No. 28 is effective for interim periods beginning after December 15, 2002. We adopted SFAS No. 148 and APB No.28 on January 1, 2003.
     FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income (loss) and income
(loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with weighted-average assumptions used for grants in fiscal 2003 and 2002 of: dividend yield of 0%, risk-free interest rate of 3.38%, expected lives of eight years, and expected volatility of 120%, and weighted average assumptions used for grants in fiscal 2004 of dividend yield of 0%, risk-free interest rate of 1.47%, expected lives of 1.6 years, and expected volatility of 120%. Under the accounting provisions of SFAS Statement 123, the Company's net loss and loss per share for the three and nine months ended March 31, 2004 and March 31, 2003 would have been the pro forma amounts indicated below:


                                                                         Three Months Ended        Nine Months Ended
                                                                             March 31,               March 31,
                                                                       ----------------------- -------------------------
Net loss:                                                                 2004         2003         2004         2003
                                                                       ------------ ---------- ------------ ------------
 As reported                                                           $(1,324,155) $(691,454) $(2,588,037) $(2,138,632)
 Add: Stock based employee compensation expense
    included in reported net loss                                                -          -            -            -
 Deduct: Total stock based employee compensation
    expense determined under the fair value based
      method for all awards                                               (148,758)   (40,968)    (197,623)    (250,998)
                                                                       ------------ ---------- ------------ ------------
                                                                       $(1,472,913) $(732,422) $(2,785,660) $(2,389,630)
                                                                       ============ ========== ============ ============

Loss per share, basic and diluted:
 As reported                                                                $(0.07)    $(0.04)      $(0.13)      $(0.12)
 Proforma                                                                   $(0.07)    $(0.04)      $(0.14)      $(0.14)

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

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)


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

3. Note Payable - CEO/stockholder

         This amount represents a note payable to the Company's chief executive officer and includes deferred salary of $200,899 and accrued interest of $126,075 and bears interest at the rate of 5% per annum. The Note is secured by substantially all of the assets of the Company and is due on demand.


4.  Loss Per Share

         The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic and diluted loss per share is computed using the weighted average number of shares of common stock outstanding and excludes all common stock equivalents outstanding during the period. Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Stock options and preferred stock that are convertible into common stock based on the Company's attainment of performance goals are not includible in the calculation of earnings per share until the specified targets are met. The following securities have been excluded from the diluted computation for the three and nine months ended March 31, 2004 and 2003, because they are contingently issuable and/or antidilutive:

                                                                           Nine Months Ended
                                                                           -----------------
                                                                                March 31,
                                                                           2004            2003
                                                                       ---------        ---------

Series A Convertible Preferred Stock                                   3,500,000        3,500,000
Series B Convertible Preferred Stock                                   1,500,000        1,500,000
Stock options                                                          1,992,500        1,999,000
Warrants                                                                 400,000          400,000

5.  Consulting Agreements

            In July 2003 the Company formalized consulting contracts with Michael Farkas and two additional financial consultants relating to acquisition services, financial public relations and operational performance services. In connection therewith the Company granted a total of 2,600,000 fully vested options, including 1,700,000 options granted to Michael Farkas, to purchase shares of common stock at prices ranging from $.10 per share to $1.00 per share. In January 2004 the Company reduced the price of 340,000 options issued to one of the financial consultants from $.50 per share to $.10 per share resulting in an additional expense of $72,832. As of March 31, 2004 the consultants have exercised 2,300,000 options for a total amount of $559,000, including 1,700,000 options exercised by Michael Farkas for $400,000. On March 30, 2004 the Company sold 1,000,000 shares of common stock to the other financial consultant at a price of $.15 per share and issued warrants to purchase 500,000 shares of common stock at an exercise price of $.15 per share. The warrants vest immediately, have cashless exercise rights and a life of three years.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)



5. Consulting Agreements (continued)

These options and warrants were valued at $398,458 using the Black-Scholes option-pricing model and were expensed during the nine months ended March 31, 2004. In addition the Company has expensed $200,000 representing the difference between market value and the actual price paid for the 1,000,000 shares of common stock.

6. Stockholder's Equity:

Common Stock

During the nine months ended March 31, 2004 the Company issued 170,000 shares of common stock in payment of $62,956 of consulting services.

In January 2004 the Company issued 35,000 shares of common stock to an officer and director in payment of deferred salary.

During the nine months ended March 31, 2004 the Company sold 90,000 shares of common stock at a price of $.15 per share for $9,000.

During the nine months ended March 31, 2004 the Company issued 179,000 shares of common stock in full settlement, subject to certain terms, of $70,770 of accrued professional fees. If the proceeds from the sale of the common stock are less than $70,770 the Company will pay to the creditors the difference between the $70,770 and the proceeds from the sale of the common stock. At March 31, 2004 the market value of the 179,000 shares of common stock was $128,880.

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

2004 Stock Incentive Plan

         As of January 23, 2004 our board of directors adopted the 2004 Stock Incentive Plan (the "2004 Plan") which provided for the grant of non-qualified stock options to purchase a maximum of 650,000 shares of common stock or the grant of shares to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of the date of this quarterly report on Form 10-QSB, stockholder approval of the 2004 Plan has not been obtained.

7.  Income taxes

         The Company did not incur any income tax liabilities during the three and nine month periods ended March 31, 2004 and 2003 due to operating losses. As of March 31, 2004, the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during the nine months ended March 31, 2004 because management is uncertain as to their ultimate realization.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)




8.  Legal Matters

Litigation

Settled matters

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

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)



8. Legal Matters (continued)

Litigation (continued)

Pending Matters

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

         On December 3, 2002 EHS Elektronik Sistemleri ("EHS") submitted a demand for arbitration to the American Arbitration Association in NY, NY claiming CCS breached a joint venture agreement it had entered into with CCS in 1994 and seeking a refund of the $200,000 it had paid to CCS. On March 4, 2004 the arbitrator awarded the plaintiff their claim and accrued interest totaling $223,620. The Company believes that it has a valid basis for appeal of the arbitrator's award.

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





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of March 31, 2004 and June 30, 2003.

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


RESULTS OF OPERATIONS - Three Months Ended March 31, 2004 and 2003.

Revenues. Revenues for three months ended March 31, 2004 (the "2004 Quarter") were $548,303 a decrease of $438,292 or 44.4%, from revenues of $986,595 for the three months ended March 31, 2003 (the "2003 Quarter"). The decrease is primarily a result (i) a decrease in our New York retail store that we closed on January 31, 2004 of $212,288 or 77.9% to $60,386 in the 2004 Quarter from
$272,674 in the 2003 Quarter, (ii) a decrease in our California operation where we closed the retail store and converted the operation to a sales office on January 1, 2004 of $200,914 or 93.9% to 13,056 in the 2004 Quarter from $213,970 in the 2003 Quarter, and (iii) a decrease in our Washington DC operation where we closed the retail store and converted the operation to a sales office on July 1, 2003 of $143,628 or 86.3%, to $22,819 in the 2004 Quarter from $166,447 in the 2003 Quarter all partially offset by increases in our New Rochelle and London offices.

Cost of Sales. Cost of sales decreased by $180,930 or 46.4%, to $208,787 in the 2004 Quarter from $389,717 in the 2003 Quarter. Cost of sales as a percentage of product sales decreased to 38.1% in the 2004 Quarter from 39.5% in the 2003 Quarter reflecting an improvement in product mix.

Compensation and benefits. Compensation and benefits decreased by $132,403, or 19.5% to $547,191 in the 2004 Quarter from $679,594 in the 2003 Quarter primarily due to (i) a reduction in expense in our New York retail store that we closed on January 31, 2004 of $54,735, and (ii) decreases in our California and Washington DC operations where we converted from retail stores to sales offices requiring less expense of $68,386.

Professional fees and legal matters. Professional fees and legal settlements increased by $301,671, or 423.3% to $372,941 in the 2004 Quarter from $71,270 in the 2003 Quarter. Based on a review of outstanding legal matters and unpaid settlements, we have established, in consultation with outside counsel, reserves for litigation costs that are probable and can be reasonable estimated. We can provide no assurance, however, that such reserves will be sufficient to absorb actual losses that may result from unfavorable outcomes. Moreover, it is possible that the resolution of litigation contingencies will have a material adverse impact on our consolidated financial condition, results of operations, and cash flows. We also expect that we will continue to incur attorney's fees and the use of management resources to defend pending litigation and creditor nonpayment claims during fiscal 2004.

Selling, general and administrative expenses. Selling, general and administrative increased by $404,489, or 90.7% to $850,605 in the 2004 Quarter from $446,116 in the 2003 Quarter. The increase was primarily due to an increase in amortization of deferred compensation relating to options granted consultants of $284,658 or 1,617.4% and a $200,000 charge the Company recorded representing the difference between the market value and the purchase price of 1,000,000 shares of common stock sold to a financial consultant, both partially offset by a decrease in rent expense of $71,629, or 48.2% to $76,866 in the 2004 Quarter from $148,495 in the 2003 Quarter due to lower rents in new relocations and a renegotiation of rents previously recorded in the Company's headquarter location.

Unrealized (gain) loss on financial guarantees. Unrealized (gain) loss on financial guarantees is attributable to the increase or decrease in market value relating to our price guarantees on common stock which we have issued in payment of trade payables. Unrealized (gain) loss on financial guarantees changed $188,380 or 362.8%, to a gain of $136,450 in the 2004 Quarter from a loss of $51,930 in the 2003 Quarter.

Depreciation and amortization. Depreciation and amortization decreased by $16,114, or 84.4% to $2,984 in the 2004 Quarter from $19,098 in the 2003 Quarter primarily as a consequence of expensing the net book value of leasehold improvements at December 31, 2003 in our Beverly Hills, CA store from where we have relocated and our New York Store which we closed.

Interest expense. Interest expense increased by $6,076, or 29.9% to $26,400 in the 2004 Quarter from $20,324 in the 2003 Quarter as a result of a continued increase in the Company's interest bearing outstanding debt obligations.

As a result of the forgoing, our net loss increased by $632,701, or 91.5% to $1,324,155, $.07 per share, in the 2004 Quarter from $691,454, $.04 per share, in the 2003 Quarter as a result of the factors described above.

RESULTS OF OPERATIONS - Nine Months Ended March 31, 2004 and 2003.

Revenues. Revenues for nine months ended March 31, 2004 (the "2004 Period") were $2,249,665 a decrease of $819,778 or 26.7%, from revenues of $3,069,443 for the nine months ended March 31, 2003 (the "2003 Period"). The decrease is primarily a result of (i) a decrease in our New York retail store that we closed on January 31, 2004 of $408,684 or 48.4% to $435,586 in the 2004 Period from
$844,270 in the 2003 Period, (ii) a decrease in our California operation where we closed the retail store and converted the operation to a sales office on January 1, 2004 of $230,376 or 43.8% to $295,697 in the 2004 Period from
$526,073 in the 2003 Period, and (iii) a decrease in our Washington DC operation where we closed the retail store and converted the operation to a sales office on July 1, 2003 of $337,497 or 71.9%, to $132,063 in the 2004 Period from
$469,560 in the 2003 Period all partially offset by increases in our New Rochelle and London offices.

Cost of Sales. Cost of sales decreased by $375,950 or 31.0%, to $836,511 in the 2004 Period from $1,212,461 in the 2003 Period. Cost of sales as a percentage of product sales decreased to 37.2% in the 2004 Period from 39.5% in the 2003 Period reflecting an improvement in product mix.

Compensation and benefits. Compensation and benefits decreased by $166,257, or 8.8% to $1,722,214 in the 2004 Period from $1,888,471 in the 2003 Period primarily due to (i) a reduction in expense in our New York retail store that we closed on January 31, 2004 of $77,267, and (ii) decreases in our California and Washington DC operations where we converted from retail stores to sales offices requiring less expense of $99,126.

Professional fees and legal matters. Professional fees and legal settlements increased by $374,195, or 139.6% to $642,296 in the 2004 Period from $268,101 in the 2003 Period. Based on a review of outstanding legal matters and unpaid settlements, we have established, in consultation with outside counsel, reserves for litigation costs that are probable and can be reasonable estimated. We can provide no assurance, however, that such reserves will be sufficient to absorb actual losses that may result from unfavorable outcomes. Moreover, it is possible that the resolution of litigation contingencies will have a material adverse impact on our consolidated financial condition, results of operations, and cash flows. We also expect that we will continue to incur attorney's fees and the use of management resources to defend pending litigation and creditor nonpayment claims during fiscal 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $192,918, or 12.5% to $1,736,989 in the 2004 Period from $1,544,071 in the 2003 Period. The increase was primarily due to an increase in amortization of deferred compensation relating to options granted consultants of $404,868 or 6,316.2% and a $200,000 charge the Company recorded representing the difference between the market value and the purchase price of 1,000,000 shares of common stock sold to a financial consultant, both partially offset by (i) a decrease in advertising expense of $158,615, or 73.4% to $57,478 in the 2004 Period from $216,093 in the 2003 Period, (ii) a decrease in rent expense of $137,086, or 28.2% to $348,863 in the 2004 Period from $485,949 in the 2003 Period due to lower rents in new relocations and a renegotiation of rents previously recorded in the Company's headquarter location
(iii) a decrease in public relations expense of $44,400, or 100% in the 2004 Period resulting from the expiration of a contract and (iv) a decrease in telephone expense of $31,021, or 26.5% to $85,860 in the 2004 Period from $116,881 in the 2003 Period due to lower rates charged by new service providers.

Unrealized (gain) loss on financial guarantees. Unrealized (gain) loss on financial guarantees is attributable to the increase or decrease in market value relating to our price guarantees on common stock which we have issued in payment of trade payables. Unrealized (gain) loss on financial guarantees changed

$442,099, or 252.2% to a gain of $266,809 in the 2004 Period from a loss of $175,290 in the 2003 Period.

Depreciation and amortization. Depreciation and amortization increased by $41,247, or 73.8% to $97,157 in the 2004 Period from $55,910 in the 2003 Period primarily as a consequence of expensing the net book value of leasehold improvements in our Beverly Hills, CA store from where we have relocated and our New York Store which we closed on January 31, 2004.

Interest expense. Interest expense increased by $5,573, or 8.7% to $69,344 in the 2004 Period from $63,771 in the 2003 Period as a result of a continued increase in the Company's interest bearing outstanding debt obligations.

As a result of the forgoing, our net loss decreased by $449,405, or 21.0% to $2,588,037, $.13 per share, in the 2004 Period from $2,138,632, $.12 per share, in the 2003 Period as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

We require significant working capital to fund our future operations. At March 31, 2004 we had cash of $104,196 and a working capital deficit of $6,843,355. The aggregate amount of accounts payable and accrued expenses at March 31, 2004 was $3,878,481. As a result of our continuing losses, our working capital deficiency has increased. We funded our losses through the issuance of our common stock. We also utilized vendor credit and customer deposits. Because we have not been able to pay our trade creditors in a timely manner, we have been subject to litigation and threats of litigation from our trade creditors and we have used common stock to satisfy our obligations to trade creditors. In many instances when we issue common stock, we have provided that if the stock does not reach a specified price level one year from issuance, we will pay the difference between that price level and the actual price. As a result, we have contingent obligations to our some of these creditors. With respect to 706,000 shares of common stock issued during the fiscal 2004, 2003 and 2002, the market value of the common stock on March 31, 2004 was approximately $30,584 less than the guaranteed price.

Our accounts payable and accrued expenses increased from $3,563,776 at June 30, 2003 to $3,878,481 at March 31, 2004. This increase consists of an increase in the market value of our common stock held by trade creditors of $266,809 offset by other accounts payable and accrued expenses of $581,514 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $2,937,198 which relate to payments on orders which had not been filled at that date. We have used our advance payments to continue our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

We require substantial funds to support our operations. Since the completion of the merger we have sought, and been unsuccessful, in our efforts to obtain adequate funding for our business. Because of our losses, we are not able to increase our borrowing. Our bank facility terminated on November 1, 2002 and to date, we do not have any agreements with any replacement lender. Our failure to obtain a credit facility with another lender could materially impair our ability to continue in operation, and we cannot assure you that we will be able to obtain the necessary financing. Our main source of funds other than the bank facility has been from loans from our chief executive officer, customer deposits and vendor credit. Because of both our low stock price and our losses, we were not been able to raise funds through the sale of our equity securities in fiscal 2002 and 2003. During the 2004 Period our stock price increased and we raised $718,000 resulting from the exercise of options to buy our common stock and the sale of our common stock. Management cannot provide any assurance that our stock price will increase or remain at its current level or that we will be able to raise any more money through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders might suffer significant dilution and the issuance of securities may result in a change of control. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include its attempts to settle vendor payables wherever possible, a reduction in operating expenses, and financing from the chief executive officer in the absence of other sources of funds. Management cannot provide any assurance that its plans will be successful in alleviating its liquidity concerns and bringing the Company to the point of sustained profitability. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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


         On December 3, 2002 EHS Elektronik Sistemleri ("EHS") submitted a demand for arbitration to the American Arbitration Association in NY, NY claiming CCS breached a joint venture agreement it had entered into with CCS in 1994 and seeking a refund of the $200,000 it had paid to CCS. On March 4, 2004 the arbitrator awarded the plaintiff their claim and accrued interest totaling $223,620. The Company believes that it has a valid basis for appeal of the arbitrator's award.

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

Item 3.      Defaults Upon Senior Securities Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders    None

Item 5.      Other Information    None

Item 6.      Exhibits and Reports on Form 8-K
             a. Exhibits

                 31.1   Certification Ben Jamil, CEO

                 32.1   Certification Chris R. Decker, CFO

             b. Reports on Form 8-K None.

       No reports on Form 8-K were filed for this quarter of 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    SECURITY INTELLIGENCE TECHNOLOGIES, INC.


                               By: /s/ Ben Jamil
                               -----------------------------------
                               Ben Jamil, Chief  Executive Officer


                               By:  /s/  Chris R. Decker
                               ----------------------------------------
                               Chris R. Decker, Chief Financial Officer

Date:  May 20, 2004