Form 10KSB
period 2004-06-30
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2004-10-12
CIK 1117258

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2004
                                       OR

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended June 30, 2004 were $3,013,332.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, was $2,010,401 at September 29, 2004.

The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of September 29, 2004 was 22,413,316.

                       DOCUMENTS INCORPORATED BY REFERENCE
None


                                TABLE OF CONTENTS


                                                                         Page
                                                                        Number


PART I                                                                     3

BUSINESS                                                                   6

PROPERTIES                                                                11

LEGAL PROCEEDINGS                                                         11

SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS                        12

PART II                                                                   12

MARKET FOR RESISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS                                                                12

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS                                                  15

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                               20

CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE                                    20

CONTROLS AND PRODEDURES                                                   20

OTHER INFORMATION                                                         20

PART III

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
   COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT OF THE REGRISTRANT  20

EXECUTIVE COMPENSATION                                                    23


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT            24

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                            26

Forward-Looking Statements

     Statements in this Form 10-KSB report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB report, including the risks described under "Risk Factors" and Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors which affect the security industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

     We design, assemble, market and sell security products. Our products and services are used throughout the world by military, law enforcement and security personnel in the public and private sectors. Our clients include governmental agencies, multinational corporations and non-governmental organizations. Our products include a broad range of professional, branded law enforcement and consumer equipment such as covert audio and video intercept, electronic countermeasures, video, photo, and optical systems, radio communication, explosive contraband detection, armored vehicles and clothing, nuclear, biological and chemical masks and protective clothing, voice stress analysis lie detection, and global positioning systems ("GPS"), used for tracking, locating and recovering vehicles and fleet management.

     Our products are marketed under Security Intelligence Technologies, Inc. ("SIT"), Homeland Security Strategies, Inc. ("HSS"), CCS International, Ltd. ("CCS"), G-Com Technologies and The Counter Spy Shops of Mayfair, London(R) brand names and are sold primarily through a worldwide network of sales agents, including four sales office in the United States, one sales office in Hong Kong and one retail store/service center in London.

     Our trained, multilingual and experienced security personnel work closely with clients to create and implement solutions to complex security problems. These services include security planning, advice and management, security systems integration, intellectual property asset protection, due diligence investigations and training programs in counterintelligence, counter surveillance, and ballistics.

     During fiscal 2004, we entered into an exclusive distribution agreement with a European company that develops manufacturers and markets products designed to monitor, intercept and jam radio frequency signals and other electronic devices. The agreement grants us the exclusive worldwide marketing rights to its products except in the country it is domiciled. As of June 30, 2004 we had taken orders for $555,000 of their products. We anticipate delivery of these orders during the fourth quarter of 2004.

     We are a Florida corporation organized under the name Hipstyle.com, Inc. in June 1999. In April 2002, in a transaction characterized as a reverse merger, CCS International, Ltd. ("CCS") was acquired by us and our corporate name was changed to Security Intelligence Technologies, Inc. The transaction by which we acquired the stock of CCS is referred to in this Form 10-KSB as the "reverse merger". From and after April 17, 2002, our business was the business conducted by CCS prior to the reverse merger.

     Our principal executive offices are located at 145 Huguenot Street, New Rochelle, New York 10801, telephone (914) 654-8700. Our website is www.spyzone.com. Neither the information nor other statements contained in our website nor the information contained in any other Internet website is a part of this annual report on Form 10-KSB.

RISK FACTORS

     We require significant working capital in order to fund our operations.
     -----------------------------------------------------------------------
At June 30, 2004, we had cash of $172,621 and a working capital deficit in excess of $7.4 million and for the fiscal year ended June 30, 2004, our operations generated a negative cash flow of $855,000. In order to pay our current obligations and develop and market our products, we require significant additional working capital. We have incurred losses in the past, our losses are continuing and we continue to generate negative cash flow from operations. As a result, our working capital deficiency is increasing. In the event that we are unable to raise the necessary funding we may be unable to continue operations and it may be necessary to seek protection under the Bankruptcy Code.

     Our increasing current liabilities reflect our inability to pay creditors
     -------------------------------------------------------------------------
currently.
----------
We have used our customer deposits to pay creditors and finance our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us or to make advance payments to us. Our inability to obtain advance payments from customers will impair our ability to obtain components necessary to make products, which, in turn, may necessitate a cessation of business. Further, if one or more of our creditors or customers obtain significant judgments against us and seeks to enforce the judgments, our ability to continue in business would be impaired and it may be necessary for us to seek protection under the Bankruptcy Code.

     We have no commercial credit availability.
     ------------------------------------------
Except for a $500,000 credit facility provided by a group of private investors, we do not have any credit facility. The loans under the credit facility, which are convertible into common stock, are due on June 30, 2005. Unless we can obtain either equity financing or a substitute lender prior to June 30, 2005, we do not believe that we will have the resources to pay the lenders. We do not presently have any agreements or understandings with respect to an equity financing or credit facility, and, in view of our substantial working capital deficit and continuing losses, we may be unable to raise equity or obtain a credit facility. If we are not able to pay the loans when they mature, and the lenders do not covert their loans or grant us an extension, it may be necessary for us to cease operations and seek protection under the Bankruptcy Code.

     We have been operating at a loss, and our losses are continuing.
     ----------------------------------------------------------------
We sustained losses of $5.0 million, or $.25 per share (basic and diluted), for the fiscal year ended June 30, 2004, $3.8 million, or $.22 per share (basic and diluted), for the fiscal year ended June 30, 2003, and our losses are continuing. We cannot give any assurance that we can or will ever operate profitably. Our failure to operate profitably is affecting the willingness of customers to place orders with us and the willingness of our suppliers to provide us with necessary components.

     Our independent auditors have included an explanatory paragraph in their
     ------------------------------------------------------------------------
report as to our ability to continue as a going concern.
--------------------------------------------------------
As a result of our continuing and significant losses and our working capital deficiency, our independent auditors have included in their report an explanatory paragraph as to our ability to continue as a going concern.

     If we do not have access to the most current technology, we may not be able
     ---------------------------------------------------------------------------
to market our products and services.
------------------------------------
The security industry is constantly changing to meet new requirements, which result from both new threats to government and industry, both from potential threats to persons and property to industrial and governmental espionage, as well as general concern about personal and family safety. In order to meet these needs we will both have to anticipate problems and develop methods or reducing the potential risk. We rely primarily on the performance and design characteristics of our products in marketing our products, which requires access to state-of-the art technology in order to be competitive. Our business could be adversely affected if we cannot obtain licenses for such updated technology or develop state-of-the-art technology ourselves. Because of our financial problems, we are not able to devote any significant effort to research and development, which could increase our difficulties in making sales of our products.

     Because of our limited resources, we may not be able to develop or
     ------------------------------------------------------------------
implement a successful marketing program.
-----------------------------------------
Our ability to implement an expanded marketing program is dependent upon our ability to fund the program. If we are not able to obtain necessary financing, we may be unable to market our products. Furthermore, our financial condition may inhibit potential customers from purchasing our equipment and our competitors may use our financial condition in marketing to the same customers.

     We are subject to government regulations, which if violated, could prohibit
     ---------------------------------------------------------------------------
us from conducting a significant portion of our export business and result in
-----------------------------------------------------------------------------
criminal liability.
-------------------
The United States and other governments have strict regulations concerning the exporting and importing of security devices, which may restrict sales of certain products to bona fide law enforcement agencies or may restrict the sale of certain products from the United States. If we violate any of these laws, we may be subject to civil or criminal prosecutions. If we are charged with any such violations, regardless of whether we are ultimately cleared, we may be unable to sell our products. During the fiscal year ended June 30, 2003 we incurred significant expense and our reputation was impaired as a result of criminal charges against our employees, including one of our officers, even though the charges were dismissed.

     Because we are dependent on our management, the loss of key executive
     ---------------------------------------------------------------------
officers could harm our business.
---------------------------------
Our business is largely dependent upon our senior executive officers, Messrs. Ben Jamil, chief executive officer, Chris R. Decker, chief financial officer, and Menahem Cohen, vice president. Although we have an employment agreement with Mr. Jamil, the employment agreement does not guarantee that he will continue with us. Since we do not have an agreement with Messrs. Decker, and Cohen, both of these officers has the right to terminate his employment. Our business may be adversely affected if any of our key management personnel or other key employees left our employ.

     Because we lack patent or copyright protection, we cannot assure you that
     -------------------------------------------------------------------------
others will not be able to use our proprietary information in competition with
------------------------------------------------------------------------------
us.
---
We have no patent or copyright protection for our proprietary software, and we rely on non-disclosure agreements with our employees. Since our business is dependent upon our proprietary products, the unauthorized use or disclosure of this information could harm our business.

     Major corporations may be able to develop and fund marketing efforts that
     -------------------------------------------------------------------------
could enable them to dominate the market.
-----------------------------------------
Because there are a number of major companies that can both offer security products to governments and industry and fund a product development and marketing program, these companies have the financial ability to dominate the market, to effectively set a standard which may be incompatible with our technology and to use their financial resources and government and industry contacts to successfully compete against us in all major markets, regardless of whether their technology is superior or inferior to ours.

     Our growth may be limited if we cannot make acquisitions. A part of our
     -----------------------------------------------------------------------
growth strategy is to acquire other businesses that are related to our current
------------------------------------------------------------------------------
business.
---------
Such acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or issue equity. Our stock price and financial condition may adversely affect our ability to make acquisitions for equity or to raise funds for acquisitions through the issuance of equity securities. If we fail to make any acquisitions, our future growth may be limited. Furthermore, because of our stock price, the issuance of any stock or other equity securities in connection with any acquisition may result in significant dilution to our stockholders and may result in a change of control. As of the date of this report we do not have any agreement or understanding, either formal or informal, as to any acquisition.

     If we make any acquisitions, they may disrupt or have a negative impact on
     --------------------------------------------------------------------------
our business.
-------------
If we make acquisitions, we could have difficulty integrating the acquired companies' personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us, and our officers may exercise their rights to terminate their employment with us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses.

     We do not anticipate paying dividends on our common stock.
     ----------------------------------------------------------

     The rights of the holders of common stock may be impaired by the potential
     --------------------------------------------------------------------------
issuance of preferred stock.
----------------------------
Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

     Shares may be issued pursuant to our stock plans which may affect the
     ---------------------------------------------------------------------
market price of our common stock.
---------------------------------
We may issue stock upon the exercise of options or pursuant to stock grants covering an aggregate of 2,970,000 shares of common stock pursuant to our stock incentive plans, including options to purchase 2,609,500 shares which were outstanding on June 30, 2004. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

     Because we are subject to the "penny stock" rules, stockholders have
     --------------------------------------------------------------------
difficulty in selling our common stock.
---------------------------------------
Because our stock is traded on the OTC Bulletin Board and our stock price is very low, our stock is subject to the Securities and Exchange Commission's penny stock rules, which impose additional sales practice requirements on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. These rules may affect the ability of broker-dealers to sell our common stock and may affect the ability of our stockholders to sell any common stock they may own.

     A third party may claim ownership of stock held by our chief executive
     ----------------------------------------------------------------------
officer.
--------
In connection with an agreement between Mr. Ben Jamil and two financial consultants entered into prior to the April 2002 reverse merger of CCS into us, the consultants or their designees were to purchase a 30% interest in five of our subsidiaries, and that 30% was to have been exchanged for 1,500,000 shares of series B preferred stock. Mr. Jamil has advised the consultants and their designees that, as a result of their failure to pay the consideration for the shares, the agreement is terminated and they have no interest in the series B preferred stock or the stock in the five subsidiaries. It is possible that the consultants or their designees may claim that they own the series B preferred stock or the stock in the five subsidiaries and we can give no assurance that their claim will not be upheld.

     We may not be able to comply in a timely manner with recently enacted
     ---------------------------------------------------------------------
corporate governance provisions.
--------------------------------
Beginning with the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted or proposed. We believe that we currently comply with all of the requirements that have become effective thus far that relate to companies whose common stock is not listed in the Nasdaq Stock Market or a registered stock exchange. As a result of our financial condition and the price of our stock, we may be unable to attract independent directors or implement certain policies which are required but which are expensive to implement, including systems relating to accounting controls. Our failure to be in compliance with applicable securities laws and regulations could result in our inability to continue to be traded on the OTC Bulletin Board which in turn would result in increased difficulty for stockholders to sell their shares.

INDUSTRY OVERVIEW

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

     Specialized Security Services Market. Corporations are increasingly contracting private companies to handle all or a portion of their security services. Industry studies reflect a growth rate in the market for worldwide security services market at 8.0% annually from 1999 to 2003, and we believe that the market is continuing to grow. We believe that demand by multinational corporations and governmental agencies for security services such as risk assessment, crisis management, guard force management, security force organization and executive protection is likely to increase as these entities continue to establish operations and manufacturing facilities in developed and developing countries. In addition, demand for corporate investigative services continues to grow as businesses react to the need to protect their assets against the growing threat of white collar crime including fraud, counterfeiting and piracy of intellectual property.

GROWTH STRATEGY

We believe that the following strengths are critical to our success as a provider of surveillance and security products, and security risk management services.

     Broad Portfolio of Products and Services. We believe that a broad range of products, strong branding, and a distribution network is critical to our success as a provider of security products and services. We are able to offer a wide range of security consulting services, equipment, and systems that enable us to provide comprehensive solutions to our customers' security needs. Our goal is to strengthen our capabilities as a single source provider of global security systems and services. Our international infrastructure enables us to assist government buyers and multinational corporate clients who are responding to security concerns as they both expand their business into new countries and seek to provide greater security for their existing facilities and personnel.

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

Products

         We offer the following products:

         - Covert audio and video logging systems to monitor employees and household surveillance.
         - Scramblers, data and fax transmission systems to protect and secure communications.
         - Fax managers that log the activities of outgoing and incoming faxes.
         -        Armored and bulletproof clothing and automobiles.
         - Counter-surveillance, wiretap detection and electronic counter-measures.
         - Night vision, electro-optic devices and infrared scopes and cameras.
         - Anti-hacking and secure remote computing to protect computer networks.
         - Bomb and weapons and other contraband detection for airport security, business, and home.
         -        Personal Protection Products.
         - Voice stress analyzers and lie detection to evaluate the honesty of employees or vendors
         -        Tracking and recovery and fleet management systems.
         - Cellular telephone tracking systems for 911 emergency programs.
         -        Communication jamming systems.

     We develop and market integrated systems for the surveillance of global system for mobile communications and other communications. With the recent developments in communication technologies, there are numerous fundamental systems underlying digital wireless communications throughout the world. Intelligence professionals require the ability to monitor, intercept and block various global systems for mobile communications, personal communication systems and other systems using a variety of communications access and monitoring systems. Our customers for our integrated systems for the surveillance of global systems for mobile communications usually request us to custom design a system to meet their communications surveillance requirements and are based on extensive engineering studies of the existing communications systems in each customer's country, along with an in-depth analysis of the various individual needs of the customer. Examples of our global systems for mobile communications intercept systems are the GSM 2060, a passive off-the-air intercept system which allows a user to target a specific cellular transmission and listen to both incoming and outgoing conversations and the GSM 4000, which was designed for an international west European security group and is a multi-channel monitoring system capable of intercepting various band transmissions simultaneously, while recording multiple conversations.

     In addition to our integrated systems for the surveillance of global system for mobile communications, we have developed and we market cellular interception for operation on analog advanced mobile phone systems, digital advanced mobile phone system, and time division multiple access systems, as well as various other equipment for wireless and hard-wired communications surveillance for voice, fax and data.

     We offer radio communication; monitoring and radio frequency jamming equipment designed to combat terrorist activation of bombs utilizing radio controlled incendiary devices ("RCIED's"). These products include a system built into a briefcase for VIP personal protection, and vehicle mounted systems for military use. These systems have multiple bands and operate by creating an intensive electromagnetic field that saturates the airwaves thereby disabling the operation of a RCIED.

     We offer a configurable emergency rescue, theft recovery, fleet management or freight management system. Our system uses the well-known global positioning system ("GPS") satellite tracking system which can combine with an optional sophisticated location prediction algorithm software package that takes over position reporting functions whenever the vehicle enters a dead satellite access zone. This unique and rugged system supplies real time position and status information from the customer's location to one of several possible call center configurations. The call center can track the location of a customer's vehicle and has features to report theft, breakdowns, and rescue requests. Optional configurations allow the end user to perform an analysis of driver's performance, manage public transportation line routes, perform automated fleet and freight management for commercial trucking, and dispatch police, ambulance, and taxicabs.

Services

     We offer comprehensive security training programs in counterintelligence and counter-surveillance in Miami, New York, London and Hong Kong. This training, offered to United States government agencies, friendly nations, and clients in the private sector in the United States and in foreign countries, includes methods of recognizing, deterring, and minimizing security risks. We have conducted seminars for intelligence personnel, crime fighting associations and their associated membership societies, from CIA to FBI to United States Customs, United States Coast Guard, military branches, police departments from New York City's strategic command to police chiefs from innumerable cities and towns across the country.

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

Marketing and Distribution

     We have a network of sales representatives and international distributors who sell and service our law enforcement equipment. Our distributors and we currently operate in a number of countries and serve a client base representing governmental and non-governmental agencies as well as multinational corporations worldwide. However, during the past year we have been in litigation with three of our distributors. See "Item 3. Legal Proceedings".

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

Joint Venture Agreements

     We are a party to three joint venture agreements with technology companies. In connection with these agreements we and our joint venture partner formed new entities whose ownership and share of operating results are equally owned. The joint venture agreements grant the new entities exclusive marketing rights to the joint venture partner's products, except in the countries the joint venture partners are domiciled.

Product Design and Installation

     Our engineering staff is involved in both developing new systems made possible by the advances in technology and continually improving the production process and reducing the cost of the products.

     We generally provide installation services for the more sophisticated integrated systems for the surveillance of global systems for mobile communications systems. Installation phases may include site surveys, identification of central command site location, supervision of the installation of site interfaces, and training personnel to manage systems. We generally provide warranty maintenance and support services for the first three to twelve months following installation of a system, depending on the terms of each particular contract. Thereafter, long-term service is provided on a service-contract basis.

     We assemble our products from components that are readily available from a number of suppliers. We do not have any long-term supply contracts.

Competition

     The security industry includes companies that offer a range of products and services, such as access control, personnel protection, surveillance, counter-surveillance, computer security, vehicular security, night vision, fiber optics and communications. In order to meet the needs of a prospective customer, we believe that it is necessary to offer integrated solutions across industry lines rather than to offer a range of devices. There are a large number of companies who offer products or services aimed at one or more segments of the security industry, and new technologies are being developed by both new companies and major companies. However, we believe that as the severity of the problem or potential problem increases governments and major corporations, including financial institutions, are less concerned with the price of the products than with such factors as:

- The perceived ability of the vendor to treat the identity of the client, the scope of the work and the solution in confidence.

- The ability of the vendor to offer an integrated approach that seeks to address the problem by offering a wide range of products and services rather than to offer solutions based on a small range of products and services.

- On the other hand, major clients are concerned about the financial condition of the vendor, and our financial condition, including our significant working capital deficiency and our history of losses, raise questions as to our ability to perform under the purchase order and to provide the necessary support following delivery. Competitors have used and may continue to use our financial condition and their stronger financial condition, resources and relationships in marketing their products and services regardless of whether their products and services are better than ours. As discussed below, many of our competitors are substantially stronger than we are financially and are very well known in the industry and have significant government and industry contacts and relationships.

     The marketplace for manufacturers and vendors for security and surveillance products and systems is highly competitive and consists of numerous organizations ranging from internet-based mail-order firms to military armament manufacturers such as, Lockheed Martin, and Harris. Other aerospace manufacturers have rushed into the arena of bomb detection and other explosive ordinance disposal ("EOD") products. The security marketplace continues to favor the more established and reliable manufacturers such as Nice (Israel) and Thompson C.S.F. now a part of Thales Group (France) with proven technology. Siemens (Germany), and Rohde & Schwartz (Germany), are manufacturers of "simulated" base stations.

     Currently there is growing competition in the cellular interception and monitoring systems market. Although many competitors have greater financial, technical and other resources, we believe that at present our technology gives us a competitive advantage, although because of our financial condition and continuing losses, we are having difficulty competing in this market. In all of these areas, the major corporations have the ability to develop competitive products and fund a marketing effort that enable them to compete successfully against us regardless of whether their products are superior.

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

Government Regulation

     The United States and other governments have strict regulations concerning the exporting and importing of certain security devices that may restrict sales of certain products to bona fide law enforcement agencies or may restrict the sale of products in or from the United States. We are subject to federal licensing requirements with respect to the sale in foreign countries of certain of our products. In addition, we are subject to a variety of federal, state, local and foreign regulations that govern our operations and the workplace. We are also subject to certain regulations promulgated by, among others, the United States Departments of Commerce and State.

Employees

     As of September 29, 2004, we had a total of approximately 30 employees, of whom 18 were employed at our main office and 12 were employed at our sales offices or service center. None of our employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee related slowdowns and believe our relationship with our employees is good.

Item 2.  PROPERTIES

     We lease approximately 9,840 square feet of executive offices and warehouse space at 145 Hugeunot Street, New Rochelle, NY 10801 under a lease that expires on October 31, 2010. The annual rent is approximately $125,000, and is subject to annual increases. We also lease approximately 9,000 square feet for five of our sales offices and one retail/service center locations in Miami, Florida, New York City, Washington, DC Beverly Hills, CA, London, England, and Hong Kong under leases that expire from 2004 to 2010 at a current annual rent of $428,000 , subject to annual increases. We believe that our present facilities are adequate to meet our immediate requirements and that any additional space we may require will be available on reasonable terms.

Item 3.  LEGAL PROCEEDINGS

     Because of our financial position, actions have been commenced or threatened by creditors. Currently we are defending lawsuits for the collection of approximately $894,000 and have been unable to satisfy approximately $167,000 of judgments previously rendered in actions by creditors.

     In June 1998, a photographer and model formerly retained by CCS filed suit in U. S. District Court for the Southern District of New York captioned Ross & Vassilkioti v. CCS International, Ltd. seeking damages for alleged copyright infringement and other claims. The judge in the case has granted the plaintiff partial summary judgment as to the copyright infringement. On June 18, 2003, a jury awarded the plaintiffs $350,000 on the copyright infringement portion of the case. Under federal judicial rules, the Company is unable to contest the granting of partial summary judgment until a final judgment has been rendered. The Company reached a settlement on May 7, 2004 with the plaintiffs for $600,000 payable with 550,459 shares of the Company's common stock. The agreement stipulates the shares will be valued at their average closing price for the 30 days beginning July 7, 2005 and ending August 5, 2005. CCS has guaranteed that the value of the shares will be at least $300,000 and is responsible for the amount that $300,000 exceeds the value of the shares. Ben Jamil, our chief executive officer and principal stockholder has guaranteed that the value of the shares will be at least $150,000.

     On November 1, 2002, a former Company supplier filed suit in the United States District Court for the District of Maryland, captioned Micronel Safety, Inc. v. CCS International Ltd. seeking damages of $242,400 for breach of contract to purchase certain products. CCS has denied the material allegations of the plaintiff's claim and has raised affirmative defenses thereto. In August 2004, Micronel Safety, Inc. found another buyer for the products and on August 16, 2004 the case was dismissed.

     On or about March 13, 2003, an action was commenced against CCS and its subsidiary in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida captioned Welcome Publishing Company, Inc. v. CCS International, Ltd. and Counter Spy Shop of Mayfair Ltd., Inc. seeking damages of $140,430 for an alleged breach of an advertising contract. CCS has denied the material allegations of the plaintiff's claim and has raised affirmative defenses thereto. The Company believes that it has valid defenses to the claim. The case appears to be going to trial however, a trial date has not been set.

The Company is also the defendant in three actions arising out of distributor agreements. On or about May 11, 2000 an action was commenced against CCS in the Supreme Court, New York County, captioned Ergonomic Systems Philippines Inc. v. CCS International Ltd. The plaintiff seeks to recover $81,000, which was paid to CCS in connection with a distributorship agreement between the parties, plus costs and interest. CCS has denied the material allegations of the claim and has raised affirmative defenses thereto. On August 3, 2004, the Court granted the plaintiff's claim which, together with accrued interest, totaled $120,223. The Company believes that it has a valid basis for appeal of the court's verdict, but it can give no assurance the court verdict will not be upheld.

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

     On December 3, 2002 EHS Elektronik Sistemleri submitted a demand for arbitration to the American Arbitration Association in New York City claiming CCS breached a joint venture agreement it had entered into with CCS in 1994 and seeking a refund of the $200,000 it had paid to CCS. On March 4, 2004 the arbitrator awarded the plaintiff's claim which, together with accrued interest, totaled $223,620. The Company believes that it has a valid basis for appeal of the arbitrator's award but it can give no assurance the American Arbitration Association will not uphold the award.

     On July 1, 2002, the Company's London subsidiary, Homeland Security Strategies (UK), Ltd. (formerly Counter Spy Shop of Mayfair Limited) ("HSS of UK"), entered into an agreement to assume the business operations of another United Kingdom corporation ("Predecessor") for nominal consideration. The Predecessor is a defendant in ongoing litigation brought by a former customer, who has sued for breach of a contract executed in 1998 and is seeking a refund of approximately $293,000 in products and services purchased from the Predecessor. Due to the business transfer, there is a possibility that the plaintiff could name HSS of UK as a defendant in the case. The Company, in consultation with counsel, believes that the Predecessor has valid defenses to the claim, and that HSS of UK has valid defenses against any action that may be brought against it.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

Not applicable.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is traded on the OTC Bulletin Board under the symbol SITG. The following table sets forth the range of high and low bid quotations for our common stock from July 1, 2002 until June 30, 2004, as reported by the OTC Bulletin Board.

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



                                                     COMMON STOCK

                           High          Low                             High         Low
                       ------------- -------------                    ----------  ----------
      Fiscal 2004                                      Fiscal 2003
---------------------                             -------------------
Quarter ended                                     Quarter ended
September 30, 2003         $ 0.70        $ 0.70   September 30, 2002     $ 0.17      $ 0.15

Quarter ended                                     Quarter ended
December 31, 2003          $ 0.40        $ 0.35   December 31, 2002      $ 0.18      $ 0.16

Quarter ended                                     Quarter ended
March 31, 2004             $ 0.80        $ 0.65   March 31, 2003         $ 0.07      $ 0.04

Quarter ended                                     Quarter ended
June 30, 2004              $ 0.80        $ 0.66   June 30, 2003          $ 0.12      $ 0.10



     On September 29, 2004, the last quoted price by the OTC Bulletin Board was $.30 per share of common stock.

     As of September 29, 2004 there were 22,413,316 shares of Common Stock outstanding, held of record by approximately 584 record holders and beneficial owners.


     The following table sets forth information as to equity compensation plans pursuant to which we may issue our equity securities.

                                                                                                Number of securities
                                                                                                remaining available for
                                                                         Weighted average       future issuance under
                                            Number of securities to be   exercise price of      equity compensation plans
                                            issued upon exercise of      outstanding options,   (excluding securities
                                            outstanding options,         warrants and rights    reflects in columns (a))
                                            warrants and rights          (b)                    (c)
                                            (a)
------------------------------------------- ---------------------------- ---------------------- -------------------------
Equity compensation plans approved by
security holders                                             -0-                    N.A.                      -0-
------------------------------------------- ---------------------------- ---------------------- -------------------------
Equity compensation plans not approved by
security holders                                      3,970,000                    $.84                     89,500
------------------------------------------- ---------------------------- ---------------------- -------------------------
         Total                                        3,970,000                    $.84                     89,500
------------------------------------------- ---------------------------- ---------------------- -------------------------


     As of January 21, 2002, our board of directors adopted the 2002 Stock Plan, which provided for the grant of non-qualified stock options to purchase a maximum of 2,000,000 shares of common stock to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of June 30, 2004, 1,959,500 options to purchase shares of common stock have been issued and are outstanding under this plan.

     On April 17, 2002 we granted a non-qualified stock option to Mr. Ben Jamil, chief executive officer and a director, to purchase 1,000,000 shares of common stock at $2.00 per share. Mr. Jamil's employment agreement is described under "Item 10. Executive Compensation."

     As of July 3, 2003 our board of directors adopted the 2003 Stock Incentive Plan (the "2003 Plan") which provided for the grant of non-qualified stock options to purchase a maximum of 320,000 shares of common stock or the grant of shares to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of June 30, 2004, 236,000 shares have been issued to consultants and 35,000 shares have been issued to an officer for services rendered.

     As of January 23, 2004 our board of directors adopted the 2004 Stock Incentive Plan (the "2004 Plan") which provided for the grant of non-qualified stock options to purchase a maximum of 650,000 shares of common stock or the grant of shares to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of June 30, 2004, 650,000 options to purchase shares of common stock have been issued and are outstanding under this plan.

     During the fiscal year ended June 30, 2004, we issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

     We issued 16,468 shares of common stock to an officer and an employee in payment of accrued compensation totaling $7,000.

     We issued 167,500 shares of common stock to consultants in payment of consulting fees of $99,625.

     On May 7, 2004, we issued 550,459 shares of common stock to Frank Ross and Juliett Vassilkioti, pursuant to a settlement agreement. See "Item 3. Legal Proceedings." The settlement agreement provides that the shares will be valued at their average closing price for the 30 days beginning July 7, 2005 and ending August 5, 2005. CCS has guaranteed that the value of the shares at that time will be at least $300,000 and is responsible for the amount that $300,000 exceeds that value. Ben Jamil, our chief executive officer and principal stockholder has guaranteed that the shares will have a value of at least $150,000. At September 29, 2004 the value of the shares based upon the closing price of our common stock was $165,138.

     We issued 100,000 shares of common stock to creditors in full settlement, subject to certain terms, of $37,000 of accounts payable. If the proceeds from the sale of the common stock when the creditors sell the shares is less than $37,000, we are to pay the creditors the difference between $37,000 and the proceeds received from the sale of the shares. At September 29, 2004 the value of the shares based upon the closing price of our common stock was $30,000.

     We sold 1,190,000 shares of common stock and issued warrants to purchase 500,000 shares of common stock for $154,000, including 1,000,000 shares of common stock and warrants to purchase 500,000 shares of common stock at an exercise price of $.15 per share sold to Jason S. Lyons for $135,000 and 180,000 shares of common stock sold to GSM Communications, Inc. for $18,000. The warrants vest immediately, have cashless exercise rights and a life of three years. These options and warrants were valued at $268,624 using the Black-Scholes option-pricing model and were expensed during the year ended June 30, 2004. In addition we have expensed $611,500 representing the difference between the market value and the actual price paid for the 1,190,000 shares of common stock.

During the year ended June 30, 2004 we registered 2,920,000 shares of common stock and issued the following shares:

     In July 2003, we formalized consulting contracts with Michael D. Farkas, Jason S. Lyons and an additional financial consultant relating to acquisition services, financial public relations and operational performance services. In connection therewith we granted immediately exercisable options to purchase a total of 2,600,000 shares of common stock of which 1,700,000 options were granted to Michael Farkas, and options to purchase 400,000 shares were granted to Jason S. Lyon. The exercise price ranged from $.10 per share to $.50 per share. As of June 30, 2004 the consultants had exercised options to purchase 2,600,000 shares of common stock, for a total of $659,000. Of these options, options to purchase 1,700,000 shares were exercised by Michael D. Farkas for $400,000, and options to purchase 400,000 shares were exercised by Jason S. Lyons for $140,000. These options were valued at $405,727 using the Black-Scholes option-pricing model and were expensed during the year ended June 30, 2004.

     We issued 136,000 shares of common stock to consultants in full settlement, subject to certain terms, of $52,050 of payables. If the proceeds from the sale of the common stock when the creditors sell the shares is less than $52,050, we are to pay the creditors the difference between $52,050 and the proceeds received from the sale of the shares. At September 29, 2004 the value of the shares based of closing price of the Company's common stock was $40,800.

     We issued 35,000 shares of common stock to an officer in payment of accrued compensation totaling $7,000.

     We issued 100,000 shares of common stock to consultants in payment of consulting fees of $39,456.

     No underwriting or other compensation was paid in connection with these transactions.

     On June 10, 2004 we entered into a convertible credit agreement with private investors, including Michael D. Farkas, Ostonian Securities Limited, Kesef Equity Group, Inc., and GSM Communications, Inc. that provides for the Company to borrow up to $500,000 upon the attainment of certain performance criteria prior to September 15, 2004. At June 30, 2004 the Company had borrowed $200,000 under this agreement and borrowed an additional $300,000 during the first quarter of fiscal 2005. The notes are convertible, at the note holder's option, into the Company's common stock, at $.10 per share.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW.

     The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of June 30, 2004. Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts but are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

     We are operating under a heavy financial burden as reflected in our substantial working capital deficiency and our continuing losses and negative cash flow from operations. We have sought to address these problems during fiscal 2004 by closing three of our retail operations and converting two of them to sales offices with lower operating costs, and entering into a credit agreement with an investor group pursuant to which we had borrowed $200,000 at June 30, 2004. We borrowed the remaining $300,000 during the first quarter of fiscal 2005. The $500,000 is due in June 2005, and we may not have the funds to repay the loans at that time.

     Our working capital deficiency has made it difficult for us to attract new business and maintain relations with our customers and suppliers. Other than our credit agreement and loans from our chief executive officer, our main source of funds has been our customer deposits which we use for our operations.

     If we are unable to increase our sales and pay our note holders and other creditors, it may be necessary for us to cease business and seek protection under the Bankruptcy Code.


Critical accounting policies

     The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some of the significant accounting policies and methods applied to the preparation of the Company's consolidated financial statements. See Note 1 of Notes to Consolidated Financial Statements for further discussion of significant accounting policies.

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

Revenue recognition

     The Company recognizes revenue from sales upon the delivery of merchandise to a customer. Non-refundable advance payments received under marketing and distribution arrangements are deferred and either applied as payments towards customer purchases made pursuant to the terms of the respective agreements, or recognized as income at the termination of the agreement if specified purchase quotas have not been met by the customer. Customer deposits are initially recorded as liabilities and recognized as revenue when the related goods are shipped.

Stock-based Compensation

     The Company periodically grants stock options to employees in accordance with the provisions of its stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly accounts for employee stock-based compensation utilizing the intrinsic value method. FAS No. 123, "Accounting for Stock-Based Compensation", establishes a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under FAS No. 123, which requires disclosure of the proforma effects on earnings and earnings per share as if FAS No. 123 had been adopted as well as certain other information. Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured until the options vest.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. Although it does not require use of the fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No.123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB No. 28 is effective for interim periods beginning after December 15, 2002. We adopted SFAS No. 148 and APB No.28 on January 1, 2003.

Income taxes

     The Company uses the liability method to determine its income tax expense. Under this method, deferred tax assets and liabilities are computed based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. Because of our losses we did not incur any income tax expense during fiscal 2004 or 2003. Financial guarantees

     Certain shares issued by the Company to settle debt obligations contain a price guarantee that requires the Company to settle in cash any difference between the original face amount of the debt and proceeds from the creditor's subsequent sale of the shares. The Company accounts for these transactions by recording the debt at fair value with periodic mark-to-market adjustments until the guarantee is settled. Unrealized gains or losses resulting from changes in fair value are included in earnings and accrued expenses.

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

Joint Venture Agreements

     We are party to three joint venture agreements with technology companies. In connection with these agreements we and our joint venture partner formed new entities whose ownership and share of operating results are equally owned. The joint venture agreements grant the new entities exclusive marketing rights to the joint venture partner's products, except in the countries in which the joint venture partners are domiciled. We account for investments in the joint ventures using the equity method because our ownership is greater than 20% and we have the ability to exercise significant influence over the operating, investing and financing decisions of the joint venture entities. Under the equity method, we will record our share of joint venture income or losses and adjust the basis of its investment accordingly. As of June 30, 2004, the joint ventures have not generated any revenues or other significant business activity.

Foreign Currency Translation

     The functional currency of our United Kingdom subsidiary is the local currency. Accordingly, we translate all assets and liabilities into U.S. dollars at current rates. Revenues, costs, and expenses are translated at average rates during each reporting period. Gains and losses resulting from the translation of the consolidated financial statements are excluded from results of operations and are reflected as a translation adjustment and a separate component of stockholders' deficit. Translation adjustments were $17,595 as of June 30, 2004 and were immaterial as of June 30, 2003. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.


RESULTS OF OPERATIONS - Year Ended June 30, 2004 and Year ended June 30, 2003.

Revenues. Revenues for the year ended June 30, 2004 ("fiscal 2004") were $3,013,332 a decrease of $715,833 or 19.2%, from revenues of $3,729,165 for the year ended June 30, 2003 ("fiscal 2003"). During fiscal 2004, we closed our retail stores in New York, Beverly Hills and Washington, DC and converted our operations in Beverly Hills and Washington, DC from retail stores to sales offices. These closures resulted in a decrease of approximately $1.4 million from these three locations, representing a 60.7% decline is sales from approximately $2.3 million in fiscal 2003 to approximately $900,000 in fiscal 2004. These decreases were offset by increased sales from our operations in New Rochelle, New York and London.

Cost of Sales. Cost of sales decreased by $424,065 or 23.2%, to $1,402,980 in fiscal 2004 from 1,827,045 in fiscal 2003. Cost of sales as a percentage of product sales decreased to 46.6% in fiscal 2004 from 49.0% in fiscal 2003 reflecting an improvement in product mix.

Compensation and benefits. Compensation and benefits decreased by $314,778, or 12.4% to $2,227,767 in fiscal 2004 from $2,542,545 in fiscal 2003 primarily due to (i) a reduction in expense in our New York retail store that we closed on January 31, 2004 of $125,186, and (ii) decreases in our Beverly Hills and Washington DC operations where we converted from retail stores to sales offices and reduced these expenses by $179,962.

Professional fees and legal matters. Professional fees and legal matters decreased by $3,045, or .3% to $933,576 in fiscal 2004 from $936,621 in fiscal 2003. Based on a review of outstanding legal matters and unpaid settlements, we have established, in consultation with outside counsel, reserves for litigation costs that are probable and can be reasonable estimated. We can provide no assurance, however, that such reserves will be sufficient to absorb actual losses that may result from unfavorable outcomes. Moreover, it is possible that the resolution of litigation contingencies will have a material adverse impact on our consolidated financial condition, results of operations, and cash flows. Because of our financial position, we are subject to claims, which may result in litigation from our creditors. As a result we expect that we will continue to incur attorney's fees and the use of management resources to defend these claims and litigation.

Stock based compensation. Stock based compensation is attributable to the grant of options and warrants to consultants and common stock which we sold to consultants at a discount from the market price. Options and warrants granted to consultants were valued at $990,358 using the Black-Scholes option-pricing model and were expensed during fiscal 2004. Comparable expense in fiscal 2003 was $5,301. Expense related to sales of common stock to consultants at discounts from market was $618,500 in fiscal 2004. There were no similar transactions in fiscal 2003.

Selling, general and administrative expenses. Selling, general and administrative decreased by $154,803, or 8.1% to $1,743,625 in fiscal 2004 from $1,910,546 in fiscal 2003. The decrease was primarily due to (i) a decrease in rent expense of $187,488, or 29.8% to $441,288 in fiscal 2004 from $628,776 in fiscal 2003 due to lower rents in relocated sales offices and (ii) a decease in advertising expense of $123,626, or 54.5% to $103,068 in fiscal 2004 from 226,694 in fiscal 2003 all partially offset by (iii) and increase in travel and attendance at trade shows of $112,741, or 59.6% to $301,781 in fiscal 2004 from $189,040 in fiscal 2003.

Unrealized (gain) loss on financial guarantees. Unrealized (gain) loss on financial guarantees is attributable to the increase or decrease in market value relating to our price guarantees on common stock which we have issued in payment of trade payables. Unrealized (gain) loss on financial guarantees changed $282,030 or 192.6%, to a gain of $135,590 in fiscal 2004 from a loss of $146,440 in fiscal 2003.

Depreciation and amortization. Depreciation and amortization decreased by $4,581, or 4.4% to $100,142 in fiscal 2004 from $104,723 in fiscal 2003 as a consequence of certain assets becoming fully depreciated in fiscal 2003.

Interest expense. Interest expense increased by $26,665 or 25.6% to $131,046 in fiscal 2004 from $104,381 in fiscal 2003 as a result of a continued increase in the Company's interest bearing outstanding debt obligations.

As a result of the factors described above, our net loss increased by $1,109,423, or 28.8% to $4,999,072, $.25 per share, in fiscal 2004 from
$3,848,437, $.22 per share, in fiscal 2003.


LIQUIDITY AND CAPITAL RESOURCES

We require significant working capital to fund our future operations. At
June 30, 2004 we had cash of $172,621 and a working capital deficit of $7,400,771. During fiscal 2004, we had a negative cash flow from operations of $855,000. Our accounts payable and accrued expenses at June 30, 2004 were $3,722,228. As a result of our continuing losses, our working capital deficiency has increased. We funded our losses through the issuance of our common stock. We also utilized vendor credit and customer deposits. Because we have not been able to pay our trade creditors in a timely manner, we have been subject to litigation and threats of litigation from our trade creditors and we have used common stock to satisfy our obligations to trade creditors. In many instances when we issue common stock, we have provided that if the stock does not reach a specified price level one year from issuance, we will pay the difference between that price level and the actual price. As a result, we have contingent obligations to our some of these creditors. With respect to 1,263,459 shares of common stock issued during the fiscal 2004, 2003 and 2002, the market value of the common stock on June 30, 2004 was approximately $161,811 less than the guaranteed price.

Our accounts payable and accrued expenses increased from $3,563,776 at June
30, 2003 to $3,722,228 at June 30, 2004 an increase of $158,452. After an increase in the market value of our common stock held by trade creditors of $135,590 our other accounts payable and accrued expenses increased by $294,042 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $3,325,710 which relate to payments on orders which had not been filled at that date. We have used our advance payments to fund our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

During the past three years we have sought, and been unsuccessful, in our efforts to obtain adequate funding for our business. Because of our losses, we are not able to increase our borrowing. Our bank facility terminated on November 1, 2002 and to date, we do not have any agreements with any replacement bank. In 2004 we entered into a convertible credit agreement with private investors that permits us to borrow up to $500,000 upon the attainment of certain performance criteria. At June 30, 2004 we had borrowed $200,000 under this credit facility and borrowed an additional $300,000 in August and September 2004. Our obligations to these lenders become due in June 2005. We do not presently have the resources to pay the lenders. Unless we are either able to raise equity or debt capital, which is unlikely based on our financial condition and history of losses which are continuing, or the lenders extend the maturity date or convert their debt into equity, we are unlikely to be able to pay the notes. If the lenders seek to enforce their notes, it may be necessary for us to seek protection under the Bankruptcy Code. Our failure to obtain similar financing from this or another lender could materially impair our ability to continue in operation, and we cannot assure you that we will be able to obtain the necessary financing. Our main source of funds other than the private investors has been from loans from our chief executive officer, customer deposits and vendor credit. During fiscal 2004 we raised $813,000 resulting from the exercise of options to buy our common stock and the sale of our common stock. Management cannot provide any assurance that we will be able to raise any more money through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders might suffer significant dilution and the issuance of securities may result in a change of control. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 7.  FINANCIAL STATEMENTS

         The financial statements begin on Page F-1.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On June 29, 2004 we accepted the resignation of Schneider & Associates LLP as the Registrant's independent public accountants and selected Demetrius & Company, L.L.C. to serve as the our independent public accountant for the fiscal year ending June 30, 2004. At no time since its engagement has Demetrius & Company, L.L.C. had any direct or indirect financial interest in or any connection with us or any of our subsidiaries other than as independent accountant. Neither we nor anyone on our behalf consulted Demetrius & Company L.L.C. prior to engagement regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.

     Our financial statements for the fiscal years ended June 30, 2002 and June 30, 2003 were audited by Schneider & Associates LLP, whose report on such financial statements did not include any adverse opinion, or disclaimer of opinion, nor was the report qualified or modified as to audit scope or accounting principles. The report however was modified as to our ability to continue as a going concern. There were no disagreements with Schneider & Associates LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures in connection with the audit for the fiscal years ended June 30, 2002 and June 30, 2003 and financial statements filed on Form 10QSB for subsequent interim periods preceding their resignation on June 29, 2004.

ITEM 8A  CONTROLS AND PROCEDURES

     As of the end of the fiscal year ended June 30, 2004, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

     There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8b.  OTHER INFORMATION

Not applicable.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND KEY PERSONNEL

     Set forth below is information concerning our directors and executive officers.

       Name                  Age      Position
------------------          ----      --------
Ben Jamil                    71       Chairman of the board, chief
                                      executive officer
                                      and director
Chris R. Decker              57       Chief financial officer and director
Tom Felice                   42       Director
Menahem Cohen                51       Vice president and director
Sylvain Naar                 62       Director


     Ben Jamil has been chairman of the board, president, chief executive officer and a director of CCS since its organization in July 1992. He assumed such positions with us upon completion of the reverse merger in April 2002. Mr. Jamil has more than 40 years experience in government, military, law enforcement and business security, specializing in the design, and marketing of sophisticated, hi-tech systems for communication, voice and data privacy, surveillance and monitoring.

     Chris R. Decker, a certified public accountant, joined us in April 2002 and became chief financial officer and a director in August 2002. Prior to April 2002 he was controller for Trumarkets LLC, a broker dealer, from June 1, 2001 until April 2002, an independent consultant from April 1999 until June 2001, was vice president corporate controller for County Seat Stores, Inc., a retailer of specialty apparel, from January 1998 until April 1999 and for three years prior thereto, was executive vice president, chief financial officer of All American Food Group, Inc. a franchising company in the specialty food sector.

     Tom Felice joined CCS at its inception as vice president of consumer sales. He took a leave of absence in November 2000 to consult for a family business and returned to CCS in October 2001 when he became vice president sales and director of CCS. He assumed such positions with us upon completion of the reverse merger in April 2002. In May 2003 he resigned his position as vice president sales to pursue other opportunities but remains as a member of the board of directors.

     Menahem Cohen has been vice president for Latin American sales and a director of CCS since January 2002 and became our vice president and a director upon completion of the merger. He was a consultant to CCS from its inception in 1992 until 2002.

     Sylvain Naar has been a director of CCS since March 2002 and became a drector upon completion of the reverse merger in April 2002. He became vice president in May of 2003 and resigned from that position in August 2003. From 1990 to February 2002, Mr. Naar was vice president for product and business development at Copytele, Inc. a developer of advanced flat panel displays and secure communication products. With over 30 years experience in telecommunications, Mr. Naar has held numerous executive positions at Hazeltine, Thomson, CSF, and Alcatel.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year June 30, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied except for four reports covering four transactions of Ben Jamil which took place during the period of August 23, 2002 and January 30, 2004, and six reports covering six transactions of Chris R. Decker which took place during the period of August 23, 2002 and August 4, 2004. These reports were filed on October 1, 2004 and none of the reports covered transactions that involved a public purchase or sale of securities.

Director Compensation

     Directors who are also employees of the Company are not paid any fees or other remuneration for service on the Board or any of its Committees.

Meetings and Committees of the Board of Directors

     The Board of Directors met twelve (12) times during the fiscal year ended June 30, 2004. The Board of Directors has a standing Audit Committee.

The Audit Committee

     Through May 1, 2003 the Audit Committee of the Board of Directors consisted of two (2) individuals Chris R. Decker our chief financial officer and Sylvain Naar, a director. On May 1, 2003 Tom Felice a director and former officer replaced Sylvain Naar. The Audit Committee met once (1) time during the fiscal year ending June 30, 2004. The Audit Committee is primarily responsible for reviewing the services performed by the Company's independent public accountants, evaluating the Company's accounting policies and its system of internal controls, and reviewing significant finance transactions.

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

     The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

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

     The Audit Committee reviews the Company's audited financial statements and meets with both management and, the Company's independent public accountants, to discuss such audited financial statements, and financial statements included in quarterly reports on Form 10-QSB. Management represents to the Audit Committee that the financial statements are prepared in accordance with generally accepted accounting principles. The Audit Committee receives from and discusses with the written disclosure and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). These items relate to that firm's independence from the Company.

ITEM 10.  EXECUTIVE COMPENSATION

     Set forth below is information with respect to compensation paid or accrued by us for fiscal years ended June 30, 2004, and 2003 to our chief executive officer. No other officer received compensation of $100,000 during any of those fiscal years.

Summary Compensation Table

                                                                         Long-Term
                                                                         Compensation (Adwards)
                                    Fiscal                               Options, SARs
Name and Principal Position          Year        Salary         Bonus         (Number)
--------------------------------  ------------ ------------  -------------------------------
Ben Jamil, chief executive               2004    $ 250,000           $ -            200,000
officer                                  2003      250,000             -                  -
                                         2002      172,799             -          1,000,000



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

Stock Options

     As of January 21, 2002, the board of directors of the Company adopted the 2002 Stock Plan (the "2002 Plan"), which provided for the grant of non-qualified stock options to purchase a maximum of 2,000,000 shares of common stock to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. In connection with the reverse merger outstanding options to purchase a total of 1,800,500 shares of CCS' common stock were converted into options to purchase an equal number of shares of the Company's common stock at exercise prices of $.50 to $1.00 per share, which were the same exercise prices as the options under the CCS plan. As of June 30, 2004 a total of 1,959,500 options to purchase shares of common stock are outstanding under the 2002 Plan.

     As of July 3, 2003 the board of directors of the Company adopted the 2003 Stock Incentive Plan (the "2003 Plan") which provided for the grant of non-qualified stock options to purchase a maximum of 320,000 shares of common stock or the grant of shares to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of June 30, 2004, 246,000 shares have been issued to consultants and 35,000 shares have been issued to an officer for services rendered.

     As of January 23, 2004 our board of directors adopted the 2004 Stock Incentive Plan (the "2004 Plan") which provided for the grant of non-qualified stock options to purchase a maximum of 650,000 shares of common stock or the grant of shares to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of June 30, 2004, 650,000 options to purchase shares of common stock have been issued and are outstanding under this plan.

Option Exercises and Outstanding Options

     The following table sets forth information concerning the exercise of options during the fiscal year ended June 30, 2004 and the fiscal year-end value of options held by our chief executive officer, who is the only officer named in the summary compensation table. No stock appreciation rights have been granted.



                          Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

                                                                                  Number of
                                                                                  Securities           Value of
                                                                                  Underlying           Unexercised
                                                                                  Unexercised          In-the-Money
                                                                                  Options at Fiscal    Options at Fiscal
                                                                                  Year End             Year End
                                                                                  -----------------    -------------------

                                       Shares Acquired Upon    Value              Exercisable/         Exercisable/
       Name                            Exercise                Realized           Unexercisable        Unexercisable
--------------------                   ---------------------   --------------     -----------------    -------------------
Ben Jamil                                  --                       --              1,200,000                 --/--


                                            Option Grants in Fiscal Year Ended June 30, 2004

                                              Percent of                                    Potential Realizable Value an
                                              Total Options                                 Annual Rates of Stock Price
                           Number of Shares   Granted to        Exercise                    Appreciation for Option Term
                           Underlying         Employees in      Price Per    Expiration    -------------------------------
       Name                Options Granted    Fiscal Year       Share        Date             5%               10%
-----------------------    -----------------  ---------------   ---------    -----------    -------       ----------
Ben Jamil                   200,000             100.0%          $  .25       Jan 2014       $31,445          $79,687

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and discussion provides information as to the shares of common stock beneficially owned on September 10, 2004 by:

         -        each director;

         -        each officer named in the executive compensation table;

         - each person owning of record or known by us based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

         -        all officers and directors as a group.

                                                 Shares of Common        Percentage of
                                                Stock Benefically        Outstanding
                   Name                               Owned              Common Stock
--------------------------------------------  -----------------------    ------------------
Ben Jamil                                                 11,338,000                 50.1%
145 Huguenot Street
New Rochelle, NY 10801
Michael D. Farkas                                          2,150,100                  9.4%
1691 Michigan Avenue, Suite 425
Miami, FL 33139
Ostonian Securities Limited                                2,203,496                  9.3%
60 St. James Street
London, England SW1 ALE
Jason S. Lyons                                             1,915,000                  8.4%
7239 San Salvador Dr
Boca Raton, FL 33433
Kesef Equity Group, Inc.                                   1,750,000                  7.2%
14 Lyle Farm Lane
Englishtown, NJ 07726
GSM Communications, Inc.                                   1,289,500                  5.6%
1221 Brickell Avenue, Suite 900
Miami, FL 33131
Chris R. Decker                                              785,000                  3.4%
Menahem Cohen                                                450,000                  2.0%
Tom Felice                                                   253,000                  1.1%
Sylvain Naar                                                       -                     -
All directors and officers as a                           12,826,000                 54.4%
group (6 individuals)

     Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Stockholders are deemed to own shares of common stock issuable upon the exercise of options or upon conversion of convertible securities which are exercisable or convertible within 60 days of September 10, 2004.

     The shares beneficially owned by Mr. Jamil represent 11,138,000 shares of common stock and 200,000 shares of common stock issuable upon exercise of options held by him.

     The shares beneficially owned by Michael D. Farkas represents 1,036,000 shares of common stock owned by him, 471,600 shares of common stock owned by his wife, Rebecca Farkas, 37,500 shares of common stock owned by their children, and the holdings of Atlas Equity Group, Inc., which is beneficially owned by him consisting of 55,000 shares of common stock owned by them and 550,000 shares of common stock issuable upon the conversion of notes payable held by them.

     The shares beneficially owned by Mr. Lyons represents 1,400,000 shares of common stock owned by him and 500,000 shares of common stock issuable upon the exercise of warrants owned by Lyons Capital Group LLC which is beneficially owned by Jason S. Lyons.

     The shares beneficially owned by Ostonian Securities Limited represent 953,496 shares of common stock and 1,250,000 shares of common stock issuable upon the conversion of notes payable held by them.

     The shares beneficially owned by Kesef Equity Group, Inc. represent 1,750,000 shares of common stock issuable upon the conversion of notes payable held by them.

     The shares beneficially owned by GSM Communications, Inc. represent 639,500 shares of common stock and 650,000 shares of common stock issuable upon the conversion of notes payable held by them.

     The shares beneficially owned by Mr. Decker represent 335,000 shares of common stock and 450,000 shares of common stock issuable upon exercise of options held by him.

     The shares beneficially owned by Mr. Cohen represent shares of common stock issuable upon exercise of options held by him.

     The shares beneficially owned by Mr. Felice represent 3,000 shares of common stock and 250,000 shares of common stock issuable upon exercise of options held by him.

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

Item 12.   Certain Relationships and Related Transactions

     In March 2004 we sold 1,000,000 shares of common stock to Jason S. Lyons for $135,000, and issued warrants to purchase 500,000 shares of common stock at an exercise price of $.15 per share. The warrants vest immediately, have cashless exercise rights and a life of three years.

     In July 2003, we formalized consulting contracts with Michael D. Farkas and Jason S. Lyons relating to acquisition services, financial public relations and operational performance services. In connection therewith we granted immediately exercisable options to purchase a total of 1,700,000 options to Michael D. Farkas, and options to purchase 400,000 shares were granted to Jason S. Lyons. The exercise price ranged from $.10 per share to $.50 per share. As of June 30, 2004 options to purchase 1,700,000 shares were exercised by Michael Farkas for $400,000, and options to purchase 400,000 shares were exercised by Jason S. Lyons for $140,000.

     During fiscal 2004 we sold 180,000 shares of common stock to GSM Communications, Inc. for $18,000.

     On June 10, 2004 we entered into a convertible credit agreement with private investors, including Michael D. Farkas, Ostonian Securities Limited, Kesef Equity Group, Inc., and GSM Communications, Inc. that provides for the Company to borrow up to $500,000 upon the attainment of certain performance criteria prior to September 15, 2004. At June 30, 2004 the Company had borrowed $200,000 under this agreement and borrowed an additional $300,000 during the first quarter of fiscal 2005. The notes are convertible, at the note holder's option, into the Company's common stock, at $.10 per share.

     During fiscal year 2004 we paid commissions of $35,000 related to financing activities to Atlas Capital Services, LLC which is beneficially owned by Michael
D. Farkas.

     On January 23, 2004 we issued options to purchase 200,000 shares of common stock to Ben Jamil.

     On January 23, 2004 we issued options to purchase 150,000 shares of common stock to Menahem Cohen.

     On January 23, 2004 we issued options to purchase 150,000 shares of common stock to Chris R. Decker, and on January 12, 2004 we issued 35,000 shares of common stock to Mr. Decker in payment of accrued wages.

     The agreement relating to the April 2002 reverse merger provided, as a condition to CCS' obligation to close, that we receive proceeds of $1,000,000 from a private sale of the our securities. This condition was not met at closing, and CCS completed the reverse merger with us having received only $75,000. At the closing of the reverse merger, we entered into a stock pledge agreement with Atlas Equity Group, Inc. a Florida corporation beneficially owned by Michael D. Farkas who is a stockholder of the Company, and who beneficially owns more than 5% of our common stock, pursuant to which Atlas Equity was to have pledged 1,500,000 shares of our common stock. Atlas Equity never delivered the shares to be held pursuant to the pledge agreement. The pledge agreement stipulated the pledged shares were to be returned to Atlas Equity if we sold shares of common stock sufficient to generate net cash proceeds of $925,000 to us prior to June 1, 2002, which date was subsequently extended to June 14, 2002. On December 16, 2002, we and Atlas Equity and certain successor owners of Atlas Equity's pledged shares entered into an agreement that reduced the number of pledged shares to 750,000, restricted the number of pledged shares that could be sold for a period of one year, expanded the money raising activity to include the issuance of debt and extended the date to raise the $925,000 to July 7, 2004. As of June 30, 2004 we had sold shares of common stock and issued debt generating net cash proceeds of $993,000 and all pledged shares have been released.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-KSB

(a) Reports on Form 8-KSB


(1) Current Report on Form 8-K filed on June 30, 2004 with respect to Item 4.

(2) Current Report on Form 8-K/A filed on July 30, 2004 with respect to Item 4.


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

3.1       Articles of Amendment to Articles of Incorporation (4)

3.2       By-laws (2)

10.1 Employment Agreement, dated as of April 17, 2002, by and between the Registrant and Ben Jamil. (3)

10.2 Form of pledge Agreement, dated as of April 17, 2002, by and between the Registrant and Atlas Equity (3)

10.3 Agreement dated as of December 16, 2002, by and between the Registrant and ATLAS EQUITY and successor owners of Atlas Equity's pledged shares. (5)

10.3      2002 Stock Plan. (4)

10.4      2003 Stock Incentive Plan (5)

10.5 Consulting Agreement, dated as of July 2, 2003, by and between the Registrant and Michael D. Farkas. (6)

10.6 Consulting Agreement, dated as of July 2, 2003, by and between the Registrant and Shimon Fishman. (6)

10.7 Consulting Agreement, dated as of July 18, 2004, by and between the Registrant and Jason S. Lyons (7)

10.8      2004 Stock Plan.

10.9 Revolving Convertible Credit Agreement, dated June 10, 2004, by and between the Registrant and private investors, including Michael D. Farkas

14.1      Code of Ethics.

21.1      List of Subsidiaries.

23.1      Consent of Independent Auditors.

31.1      Certification of chief executive officer.

31.2      Certification of chief financial officer.

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5) Filed as an exhibit to the Registrant's Form 10-KSB filed with the commission on October 14, 2003, and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Form S-8 filed with the commission on July 22, 2004, and incorporated herein by reference.

(7) Filed as an exhibit to the Registrant's Form S-8 filed with the commission on September 29, 2003, and incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. Audit Fees. The aggregate fees billed for the audit of our financial statements and review of financial statements included in our quarterly Form 10-QSB were $60,073 and $67,825 for the fiscal years ended June 30, 2004 and June 30, 2003 respectively.

2. Audit-Related Fees. There were no audit-related fees billed for the fiscal years ended June 30, 2004 and June 30, 2003.

3. Tax Fees. Tax fees billed were $8,890 and $725 for the fiscal years ended June 30, 2004 and June 30, 2003 respectively.

4. All Other Fees. There were no other fees billed for the fiscal years ended June 30, 2004 and June 30, 2003.

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                   F - 1

Independent Auditors' Report                                              F - 2

Consolidated Balance Sheet June 30, 2004                                  F - 3

Consolidated Statements of Operations for the years
   ended June 30, 2004 and June 30, 2003                                  F - 4

Consolidated Statement of Changes in Stockholders' Deficit
   for the years ended June 30, 2004 and June 30, 2003                    F - 5

Consolidated Statements of Cash Flows for the years
   ended June 30, 2004 and June 30, 2003                                  F - 6

Notes to Consolidated Financial Statements                        F - 7 - F -22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Security Intelligence Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Security Intelligence Technologies, Inc. and Subsidiaries as of June 30, 2004, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Intelligence Technologies, Inc. and its subsidiaries as of June 30, 2004, and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses in fiscal 2004 and 2003, negative cash flows from operations, and has limited cash and other resources to fund future operations. In addition, the Company is involved in material litigation, the costs of which have significantly impacted liquidity. Management's plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


DEMETRIUS & COMPANY, L.L.C.


Wayne, New Jersey
October 4, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Security Intelligence Technologies, Inc.

     We have audited the accompanying consolidated balance sheet of Security Intelligence Technologies, Inc. and subsidiaries as of June 30, 2003, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Intelligence Technologies, Inc. and subsidiaries as of June 30, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Schneider & Associates LLP
Jericho, New York
October 10, 2003
                                       F-2

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2004


ASSETS
Current Assets:
      Cash                                                                              $    172,621
     Inventory                                                                               959,825
     Other current assets                                                                    223,872
                                                                                        ------------
        Total current assets                                                               1,356,318

Property and Equipment, at cost less accumulated depreciation
   and amortization of $170,969                                                               22,248

Other assets                                                                                  35,071
                                                                                        ------------
 Total assets                                                                           $  1,413,637
                                                                                        ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued expenses                                              $  3,722,228
     Note payable - CEO/stockholder                                                        1,509,151
     Convertible notes payable                                                               200,000
     Customer deposits                                                                     1,917,031
     Deferred revenue                                                                      1,408,679
                                                                                        ------------
         Total current liabilities                                                         8,757,089
                                                                                        ------------
Commitments and contingencies - See Notes

Stockholders' deficit:
     Preferred stock, $.0001 par value, 10,000,000 shares authorized:
         Series A Convertible-$1.00 per share liquidation preference, 3,500,000 shares
            authorized, issued and outstanding                                                   350
         Series B Convertible-$1.00 per share liquidation preference, 1,500,000 shares
            authorized, issued and outstanding                                                   150
     Common stock, $.0001 par value, 100,000,000 shares authorized,
         22,306,816 shares issued and outstanding                                              2,231
     Additional paid in capital                                                            3,808,283
     Accumulated deficit                                                                 (11,136,871)
     Accumulated other comprehensive loss                                                    (17,595)
                                                                                        ------------
       Total stockholders' deficit                                                        (7,343,452)
                                                                                        ------------
Total liabilities and stockholders' deficit                                             $  1,413,637
                                                                                        ============

   The accompanying notes are an integral part of these financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Years Ended
                                                     ---------------------------
                                                                June 30,
                                                     ---------------------------
                                                         2004           2003
                                                     ------------   ------------
Sales                                                $  3,013,332   $  3,729,165
                                                     ------------   ------------
Costs and expenses:
     Cost of sales                                      1,402,980      1,827,045
     Compensation and benefits                          2,227,767      2,542,545
     Professional fees and legal matters                  933,576        936,621
     Stock based compensation                           1,608,858          5,301
     Selling, general and administrative expenses       1,743,625      1,910,546
     Unrealized (gain) loss on financial guarantees      (135,590)       146,440
     Depreciation and amortization                        100,142        104,723
                                                     ------------   ------------
                                                        7,881,358      7,473,221
                                                     ------------   ------------
Operating loss                                         (4,868,026)    (3,744,056)

Interest expense                                          131,046        104,381
                                                     ------------   ------------
Net loss                                             $ (4,999,072)  $ (3,848,437)
                                                     ============   ============
Net loss per above                                   $ (4,999,072)  $ (3,848,437)
Other comprehensive loss - translation adjustment         (17,595)          --
                                                     ------------   ------------
Total comprehensive loss                             $ (5,016,667)  $ (3,848,437)
                                                     ============   ============
Loss per share, basic and diluted                    $      (0.25)  $      (0.22)
                                                     ============   ============
Weighted average number of shares                      20,036,902     17,278,269
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                      F-4

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                       YEARS ENDED JUNE 30, 2004 AND 2003



                          Convertible Preferred                                      Retained    Accumulated
                --------------------------------------                   Additional   Earnings     Other          Total
                    Series A             Series B       Common Stock      Paid-in   (Accumulated Comprehensive  Stockholders'
                    Shares    Amount   Shares    Amount  Shares   Amount  Capital     Deficit)       Loss        Deficit
                -------------------------------------------------------------------------------------------------------------
Balances, July
 1, 2002            3,500,000  $350    1,500,000  $150 16,992,346 $1,699   $418,417  $(2,289,362)          $-  $(1,868,746)

Issuance of
 common stock
   to settle
    debt                    -     -            -     -    419,043     42     83,405            -            -       83,447
Amortization of
 deferred
   compensation             -     -            -     -          -      -      5,301            -            -        5,301
Net loss                    -     -            -     -          -      -          -   (3,848,437)           -   (3,848,437)
                -----------------------------------------------------------------------------------------------------------
Balances,
 June 30, 2003      3,500,000   350    1,500,000   150 17,411,389  1,741    507,123   (6,137,799)           -   (5,628,435)
Sale of common
 stock                      -     -            -     -  1,190,000    119    168,881            -            -      169,000

Adjustment to
 record
 discount
   given on
    stock sales             -     -            -     -          -      -    596,500            -            -      596,500

Issuance of
 common stock
   to settle
    debt                    -     -            -     -    836,459     84    756,083                         -      756,167

Stock issued to
 consultants                -     -            -     -  2,868,968    287    789,338                         -      789,625

Amortization of
 deferred
   compensation             -     -            -     -          -      -    990,358                         -      990,358

Net loss                    -     -            -     -          -      -          -   (4,999,072)           -   (4,999,072)
Other
 comphrehensive
 loss                       -     -            -     -          -      -          -            -      (17,595)     (17,595)
                -----------------------------------------------------------------------------------------------------------

Balances,
 June 30, 2004      3,500,000  $350    1,500,000  $150 22,306,816 $2,231 $3,808,283 $(11,136,871)    $(17,595) $(7,343,452)
                ===========================================================================================================



     The accompanying notes are an integral part of these financial statements.

                                      F-5

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                          Years Ended
                                                                                  --------------------------
                                                                                          June 30,
                                                                                  --------------------------
                                                                                       2003         2003
                                                                                  ------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $(4,999,072)  $(3,848,437)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                  100,142       104,723
      Unrealized (gain) loss on financial guarantees                                (135,590)      146,440
      Stock issued to consultants and officers for services                          123,625          --
      Amortization of deferred compensation                                          990,358         5,301
      Discount on common stock sold and issued for services                          618,500          --
      Other comprehensive loss                                                       (17,595)         --
      Noncash compensation - CEO/stockholder                                          28,872       139,976
      Noncash interest expense - CEO/stockholder                                      55,887        47,649
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
        Decrease in inventory                                                        488,489       741,873
        (Increase) decrease in other current assets                                 (171,430)      133,073
        Increase in accounts payable and accrued expenses                          1,050,209     1,421,662
        Increase in customer deposits                                                639,336       227,923
         Increase in deferred revenue                                                373,605       688,883
                                                                                 -----------   -----------
Net cash used in operating activities                                               (854,664)     (190,934)
                                                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (Increase) in other assets                                               19,875        (7,213)
                                                                                 -----------   -----------
Net cash used in investing activities                                                 19,875        (7,213)
                                                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                           813,000          --
    Repayments of note payable - bank                                                   --        (200,000)
    Borrowings under note payable - CEO/stockholder                                     --         387,441
    Repayments of note payable - CEO/stockholder                                     (27,228)         --
    Borrowings under convertible credit facility                                     200,000          --
                                                                                 -----------   -----------
Net cash provided by financing activities                                            985,772       187,441
                                                                                 -----------   -----------
Net increase (decrease) in cash                                                      150,983       (10,706)

Cash, beginning of year                                                               21,638        32,344
                                                                                 -----------   -----------
Cash, end of year                                                                $   172,621   $    21,638
                                                                                 ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                                       F-6

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003



1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business
-----------------------------------

Security Intelligence Technologies, Inc. ("SIT"), a Florida corporation and its wholly owned subsidiaries (collectively the "Company") are engaged in the design, assembly and sale of security and surveillance products and systems. The Company purchases finished items for resale from independent manufacturers, and also assembles off-the-shelf electronic devices and other components into proprietary products and systems at its own facilities. The Company generally sells to businesses, distributors, government agencies and consumers through five sales offices located in Miami, Florida; Beverly Hills, California; Washington, DC; Hong Kong, and its executive offices located in New Rochelle, New York and through its retail store/service center in London, England.

On April 17, 2002, SIT, then known as Hipstyle.com, Inc. acquired all of the stock of CCS International, Ltd. ("CCS"), a Delaware corporation, and its wholly-owned subsidiaries. As a result of, and in connection with this transaction, the name of the corporation was changed from Hipstyle.com, Inc. to Security Intelligence Technologies, Inc. and CCS and its subsidiaries became SIT's wholly-owned subsidiaries, the stockholders of CCS obtained control of the merged entity after the transaction was completed. This transaction is referred to in the notes to the Consolidated Financial Statements as the "reverse merger". Under reverse acquisition accounting, CCS is considered the accounting acquirer and SIT (then known as Hipstyle.com, Inc.) is considered the acquired company. Inasmuch as SIT had no substantive assets or operations at the date of the transaction, the merger has been recorded as an issuance of CCS stock to acquire SIT, accompanied by a recapitalization, rather than as a business combination.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of SIT and its wholly-owned subsidiaries, CCS, Spy Shop, Ltd. d/b/a Counter Spy Shop of Delaware, a Delaware corporation (formerly a retail store closed on January 31, 2004); Security Design Group, Inc., a New York corporation (formerly a manufacturing operation, currently inactive); Counter Spy Shop of Mayfair London, Ltd., a District of Columbia corporation (formerly a retail store closed on July 1, 2003); CCS Counter Spy Shop of Mayfair London, Ltd., a California corporation (formerly a retail store closed on January 1, 2004); Counter Spy Shop of Mayfair, Ltd., a Florida corporation (formerly a sales office/retail store that ceased operations on March 31, 2004, currently inactive); and Homeland Security Strategies (UK), Ltd. (formerly Counter Spy Shop of Mayfair Limited, a retail store/service center. The financial statements for the year ended June 30, 2004 include the operations of Homeland Security Strategies, Inc., a New York corporation, that commenced operations on August 20, 2003; Homeland Security Strategies of California, Inc., a California corporation, that operates a sales office that commenced operations on December 26, 2003; and Homeland Security Strategies Inc of Florida, Inc., a Florida corporation, that operates a sales office that commenced operations on January 30, 2004. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation - Going Concern Explanatory Paragraph
-------------------------------------------------------------------------------

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $4,999,072 and $3,848,437 for the years ended June 30, 2004 and June 30, 2003 respectively. In addition, at June 30, 2004, the Company had a working capital deficit of $7,400,771 and a deficiency in stockholders' equity of $7,343,452 and, for the year ended June 30, 2004, the Company had negative cash flow from operations of $855,000. The Company is also a defendant in material and costly litigation, which has significantly

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003



     1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Basis of Financial Statement Presentation - Continued:
------------------------------------------------------

impacted liquidity. (See Note 16). The Company requires significant additional financing which may not be available. The Company's bank facility terminated on November 1, 2002 and the only source of funds other than operations has been the exercise of options to purchase shares of the Company's common stock, the sale of the Company's common stock, a credit facility with a group of private investors, loans from the Company's chief executive officer and customer deposits. (See Notes 5, 6, 9 and 11).

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

Revenue recognition
-------------------

The Company recognizes revenue from sales upon the delivery of merchandise to a customer. Non-refundable advance payments received under marketing and distribution arrangements are deferred and either applied as payments towards customer purchases made pursuant to the terms of the respective agreements, or recognized as income at the termination of the agreement if specified purchase quotas have not been met by the customer. Customer deposits are initially recorded as liabilities and recognized as revenue when the related goods are shipped.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003



1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. Although it does not require use of the fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No.123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB No. 28 is effective for interim periods beginning after December 15, 2002. We adopted SFAS No. 148 and APB No.28 on January 1, 2003.

FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income (loss) and income
(loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2004 and 2003: dividend yield of 0%, risk-free interest rate of 3.38%, expected lives of eight years, and expected volatility of 120%. Under the accounting provisions of SFAS Statement 123, the Company's net loss and loss per share for 2004 and 2003 would have been the pro forma amounts indicated below:




                                                                               Year Ended June 30,
                                                                       --------------------------------------
                                                                             2004                 2003
                                                                       ----------------    ------------------
Net loss:
     As reported                                                           $ (4,999,072)        $ (3,848,437)
     Deduct: Total stock based employee compensation expense
        determined under the fair value based method for all awards            (249,859)            (310,041)
                                                                       -----------------    -----------------
                                                                           $ (5,248,931)        $ (4,158,478)
                                                                       =================    =================

Loss per share:
     As reported                                                                $ (0.25)             $ (0.22)
     Proforma                                                                   $ (0.26)             $ (0.24)

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003



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

Advertising
-----------

Advertising costs are expensed as incurred. The Company incurred advertising expenses of approximately $103,000 and $227,000 during the years ended June 30, 2004 and 2003 respectively.

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

                                      F-10

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO ONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Joint Venture Agreements
------------------------

The Company is a party to three joint venture agreements with technology companies. In connection with these agreements the Company and its joint venture partner formed new entities whose ownership and share of operating results are equally owned. The joint venture agreements grant the new entities exclusive marketing rights to the joint venture partner's products, except in the countries in which the joint venture partners are domiciled. The Company accounts for its investments in the joint ventures using the equity method because the Company's ownership is greater than 20% and the Company has the ability to exercise significant influence over the operating, investing and financing decisions of the joint venture entities. Under the equity method, the Company will record its share of joint venture income or losses and adjust the basis of its investment accordingly. As of June 30, 2004, the joint ventures have not generated any revenues or other significant business activity. Foreign Currency Translation

The functional currency of the Company's UK subsidiary is the local currency. Accordingly, the Company translates all assets and liabilities into U.S. dollars at current rates. Revenues, costs, and expenses are translated at average rates during each reporting period. Gains and losses resulting from the translation of the consolidated financial statements are excluded from results of operations and are reflected as a translation adjustment and a separate component of stockholders' deficit. Translation adjustments were $17,595 as of June 30, 2004 and were immaterial as of June 30, 2003. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.

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

Loss Per Share
--------------

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic and diluted loss per share is computed using the weighted average number of shares of common stock outstanding and excludes all common stock equivalents outstanding during the period. Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Stock options and preferred stock that are convertible into common stock based on the Company's attainment of performance goals are not includible in the calculation of earnings per share until the specified targets are met. The following securities have been excluded from the diluted computation for fiscal 2004 and 2003 because they are contingently issuable and/or antidilutive:

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003




1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Loss Per Share - Continued
--------------------------
                                                    Year Ended June 30,
                                               ---------------------------
                                                   2004            2003
                                               ----------        ---------
Series A Convertible Preferred Stock            3,500,000        3,500,000
Series B Convertible Preferred Stock            1,500,000        1,500,000
Stock options                                   2,609,500        1,959,500
Warrants                                          900,000          400,000


Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation.

2.  INVENTORY

Inventories consist of the following at June 30, 2004:

Small components and supplies                                       $ 214,565
Finished goods                                                        745,260
                                                               ---------------
                                                                    $ 959,825
                                                               ===============

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2004:

Office furniture and equipment                               $ 188,567
Leasehold improvements                                           4,650
                                                        ---------------
                                                               193,217
Accumulated depreciation and amortization                     (170,969)
                                                        ---------------
                                                              $ 22,248
                                                        ===============


Depreciation and amortization expense was $100,142 and $104,723 for the years ended June 30, 2004 and 2003, respectively.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003



4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2004 consisted of the following:

Accounts payable - trade                            $1,941,295
Professional fees and legal matters                  1,181,864
Potential liability for guarantees of common stock
   issued in settlement of claims                      161,803
Payroll liabilities                                    389,988
Deferred rent payable                                   47,278
                                                    ----------
                                                    $3,722,228
                                                    ==========

Outstanding lawsuits initiated by the Company's Creditors for nonpayment of accrued liabilities were approximately $894,167 as of June 30, 2004. In addition, as of June 30, 2004, the Company was subject to outstanding judgments of approximately $167,000 relating to claims against the Company for non-payment of obligations.

As of June 30, 2004 the Company had issued 1,263,459 shares of common stock subject to financial guarantees with a maximum liability of $824,584.

5. NOTES PAYABLE - CEO/STOCKHOLDER

This amount represents (i) notes payable to the Company's chief executive officer, and including accrued interest of $138,742 based on an interest rate of 5% per annum and (ii) deferred salary of $196,271. The Notes are secured by substantially all of the assets of the Company and are due on demand.

6. NOTES PAYABLE CONVERTIBLE CREDIT FACILITY

On June 10, 2004 the Company entered into a convertible credit agreement with private investors, including Michael D. Farkas, Ostonian Securities Limited, Kesef Equity Group, Inc., and GSM Communications, Inc. that provides for the Company to borrow up to $500,000 upon the attainment of certain performance criteria prior to September 15, 2004. At June 30, 2004 the Company had borrowed $200,000 under this agreement and borrowed an additional $300,000 during the first quarter of fiscal 2005. The notes bear interest at the rate of 10% per annum, are convertible into the Company's common stock, $.0001 at $.10 per share and mature on June 30, 2005. The conversion feature was valued at $315,333 using the Black-Scholes option-pricing model and was expensed during the year ended June 30, 2004 as stock based compensation.

7. PREFERRED STOCK

The board of directors has authorized two series of preferred stock, the Series A preferred stock, consisting of 3,500,000 shares, and the Series B preferred stock, consisting of 1,500,000 shares. Both Series A and Series B preferred shares have a liquidation preference of $1.00 per share and are each convertible into one share of common stock if CCS has either consolidated annual net revenue of at least $10,000,000 or annual consolidated net income of at least $1,000,000 prior to October 15, 2008. Each share of Series A preferred stock has 15 votes per share. Series B preferred stock is nonvoting except as required by law. All of the shares of Series A preferred stock and Series B preferred stock are held by the Company's chief executive officer.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003



8. STOCK OPTIONS

Stock Option Plans

As of January 21, 2002, the board of directors of the Company adopted the 2002 Stock Plan (the "2002 Plan"), which provided for the grant of incentive and non-qualified stock options to purchase a maximum of 2,000,000 shares of common stock to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of June 30, 2004, a total of 1,959,500 options to purchase shares of common stock are outstanding under the 2002 Plan.

As of July 3, 2003 the board of directors of the Company adopted the 2003
Stock Incentive Plan (the "2003 Plan") which provided for the grant of non-qualified stock options to purchase a maximum of 320,000 shares of common stock or the grant of shares to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of June 30, 2004, 236,000 shares have been issued to consultants and 35,000 shares have been issued to an officer for services rendered.

As of January 23, 2004 our board of directors adopted the 2004 Stock
Incentive Plan (the "2004 Plan") which provided for the grant of non-qualified stock options to purchase a maximum of 650,000 shares of common stock or the grant of shares to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of June 30, 2004, 650,000 options to purchase shares of common stock have been issued under this plan.

A summary of changes in common stock options during fiscal 2004 and 2003 follows:

                              Number of    Weighted Average
                                Shares      Exercise Price
                              ----------  ------------------

Outstanding at June 30, 2002   1,783,000    $     0.61
      Granted                    300,000          0.08
      Cancelled                  (90,500)         1.34
      Exercised                     --              --
                              ----------    ----------
Outstanding at June 30, 2003   1,992,500          0.50

      Granted                    650,000          0.25
      Cancelled                  (33,000)         1.34
      Exercised                     --              --
                              ----------    ----------
Outstanding at June 30, 2004   2,609,500    $     0.42
                              ==========    ==========


            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


8. STOCK OPTIONS - Continued:

Stock Option Plans - Continued"


The following table summarizes information about stock options outstanding at June 30, 2004:


                                       Weighted
                                        Average
                                        Number     Remaining Number
       Exercise     Outstanding       Contractual    Exercisable
        Price        6/30/2004       Life (Months)    6/30/2004
      -----------   -----------   --------------     ------------
        $ 0.08          300,000               98         300,000
        $ 0.25          650,000              115         650,000
        $ 0.50        1,605,500               91       1,593,500
        $ 1.00           49,000               91          49,000
        $ 1.90            5,000               93           5,000
                    -----------   --------------     -----------
                      2,609,500               98       2,597,500
                   ============   ==============     ===========


At June 30, 2004 there were 79,500 options available for future grant under the 2002, 2003, and 2004 Stock Plans.

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

Common Stock Purchase Warrants

In April 2002, in connection with the reverse merger, (see Note 1) warrants to purchase a total of 400,000 shares of CCS common stock issued to a consultant were converted into warrants to purchase an equal number of shares of the Company's common at an exercise price of $.50 per share, subject to an anti-dilution provision, as defined. The warrants vested on April 17, 2003. The Company has valued the warrants at $22,770 using the Black-Scholes option pricing model.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003




9. CONSULTING AGREEMENTS AND RELATED TRANSACTIONS

In July 2003 the Company formalized consulting contracts with Michael D. Farkas, Jason S. Lyons and an additional financial consultant relating to acquisition services, financial public relations and operational performance services. In connection therewith the Company granted immediately exercisable options to purchase a total of 2,600,000 shares of common stock, of which options to purchase 1,700,000 shares were granted to Michael D. Farkas, and options to purchase 400,000 shares were granted to Jason S. Lyons. The exercise price ranged from $.10 per share to $.50 per share. As of June 30, 2004 the consultants had exercised options to purchase 2,600,000 shares of common stock for a total of $659,000. Of these options, options to purchase 1,700,000 shares were exercised by Michael D. Farkas for $400,000, and 400,000 options exercised by Jason S. Lyons for $140,000. These options were valued at $405,727 using the Black-Scholes option-pricing model and were expensed as stock based compensation during the year ended June 30, 2004.

During the year ended June 30, 2004 the Company sold 1,190,000 shares of common stock and issued warrants to purchase 500,000 shares of common stock at an exercise price of $.15 per share for $154,000, including 1,000,000 shares of common stock and warrants to purchase 500,000 shares of common stock with an exercise price of $.15 per share sold to Jason S. Lyons for $135,000, and 180,000 shares of common stock sold to GSM Communications, Inc. for $18,000. The warrants vest immediately, have cashless exercise rights and a life of three years. These options and warrants were valued at $268,624 using the Black-Scholes option-pricing model and were expensed during the year ended June 30, 2004. In addition the Company has expensed as stock based compensation $611,500 representing the difference between the market value and the actual price paid for the 1,190,000 shares of common stock.

10. PLEDGE AGREEMENT

The agreement relating to the April 2002 reverse merger provided, as a condition to CCS' obligation to close, that the Company receive proceeds of $1,000,000 from a private sale of the Company's securities. This condition was not met at closing, and CCS completed the reverse merger with the Company having received only $75,000. At the closing of the reverse merger, the Company entered into a stock pledge agreement with Atlas Equity Group, Inc. a Florida corporation beneficially owned by Michael D. Farkas who is a stockholder of the Company, and who beneficially owns more than 5% of the Company's common stock, pursuant to which Atlas Equity was to have pledged 1,500,000 shares of common stock of the Company. Atlas Equity never delivered the shares to be held pursuant to the pledge agreement. The pledge agreement stipulated the pledged shares were to be returned to Atlas Equity if the Company sold shares of its common stock sufficient to generate net cash proceeds of $925,000 to the Company prior to June 1, 2002, which date was subsequently extended to June 14, 2002. On December 16, 2002 the Company and Atlas Equity and certain successor owners of Atlas Equity's pledged shares entered into an agreement that reduced the number of pledged shares to 750,000, restricted the number of pledged shares that could be sold for a period of one year, expanded the money raising activity to include the issuance of debt and extended the date to raise the $925,000 to July 7, 2004. As of June 30, 2004 the Company had sold shares of its common stock and issued debt generating net cash proceeds of $993,000 and all pledged shares have been released.



            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

11. ISSUANCES OF SECURITIES

During the fiscal year ended June 30, 2004, the Company issued the following securities:

The Company issued 51,468 shares of its common stock to an officer and an employee in payment of accrued compensation totaling $14,000.

The Company issued 267,500 shares of its common stock to consultants in payment of consulting fees of $139,081.

On May 7, 2004, the Company issued 550,459 shares of its common stock to Frank Ross and Juliett Vassilkioti, pursuant to a settlement agreement. See "Item 3. Legal Proceedings." The settlement agreement provides that the shares will be valued at their average closing price for the 30 days beginning July 7, 2005 and ending August 5, 2005. CCS has guaranteed that the value of the shares at that time will be at least $300,000 and is responsible for the amount that $300,000 exceeds that value. Ben Jamil, the Company's chief executive officer and principal stockholder has guaranteed that the shares will have a value of at least $150,000. (See Note 16). At September 29, 2004 the value of the shares based upon the closing price of our common stock was $165,138.

The Company issued 236,000 shares of its common stock to creditors in full settlement, subject to certain terms, of $89,050 of payables. If the proceeds from the sale of the common stock when the creditors sell the shares is less than $89,050, the Company is to pay the creditors the difference between $89,050 and the proceeds received from the sale of the shares. At September 29, 2004 the value of the shares based upon the closing price of the Company's common stock was $70,800.

During the fiscal year ended June 30, 2003, we issued the following securities:

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

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


12. INCOME TAXES

There was no income tax expense or benefit in fiscal 2004 and 2003 due to operating losses. In January 2003 the Company received approximately $158,000 of tax refunds from a federal loss carry-back claim.

    Following is a reconciliation of the provision for incometaxes (tax benefit) with income taxes on the federal statutory rate:


                                                                  June 30,
                                                      ----------------------------------
                                                           2004              2003
                                                      ---------------   ----------------
    Federal tax at statutory rate                       $ (1,700,000)      $ (1,355,000)
    State and local taxes, net of federal effect            (297,000)          (159,000)
    Nondeductible items                                      237,000             93,000
    Change in valuation allowance                          1,760,000          1,421,000
                                                      ---------------   ----------------
    Income taxes (tax benefit)                          $          -       $          -
                                                      ===============   ================
    Components of deferred taxes are as follows:


                                                                  June 30,
                                                      --------------------------------
    Deferred tax assets:                                   2004             2003
                                                      ---------------  ---------------
       Net operating losses                              $ 2,912,000      $ 1,798,000
       Deferred rent payable                                  18,000           22,000
       Reserves and allowances                               762,000          480,000
       Stock based compensation                              413,000           16,000
       Deferred revenue                                      563,000          413,000
                                                      ---------------  ---------------
                                                           4,668,000        2,729,000
    Deferred tax liability:
       Property and equipment                                 (6,000)           6,000
                                                      ---------------  ---------------
                                                           4,662,000        2,723,000
    Less valuation allowance                              (4,662,000)      (2,723,000)
                                                      ---------------  ---------------
     Net deferred taxes                                  $          -     $          -
                                                      ===============  ===============


The Company files a consolidated federal return with its U.S. subsidiaries and combined state tax returns where permitted.

The Company has recorded valuation allowances to offset tax benefits arising from deferred tax items because their realization is uncertain. The Company has federal net operating loss carry-forwards of approximately $7,300,000 available to offset future federal taxable income. These losses expire in 2021, 2022, 2023 and 2024.

13. 401(K) SAVINGS PLAN

The Company maintains a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their salary, subject to the Internal Revenue Service limits. The Company may make a discretionary match as well as a discretionary contribution. The Company did not make any contributions to the plan for the years ended June 30, 2004 and 2003.


            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003




14. RELATED PARTY TRANSACTIONS

Employment Agreement

In April 2002, in connection with the completion of the reverse merger, the Company entered into a three-year employment agreement with Mr. Jamil pursuant to which he agreed to serve as the Company's president and chief executive officer. The agreement calls for an annual base compensation of $250,000 and may be increased on each anniversary date commencing May 1, 2003 by 10% if the Company achieves certain performance criteria. In addition to the base salary, the chief executive officer is eligible to receive an annual discretionary bonus commencing June 30, 2003, at the sole discretion of the board of directors. Pursuant to the agreement, the Company granted the chief executive officer a non-qualified stock option to purchase 1,000,000 shares of common stock at an exercise price of $2.00 per share. These options vest upon achievement by the Company of $10,000,000 of annual revenues.

15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                                        Year Ended
                                                               -----------------------------
                                                                          June 30,
                                                               -----------------------------
                                                                    2004            2003
                                                               --------------  -------------
Cash paid during the period for:
     Interest                                                       $ 74,063       $ 56,732
                                                               ==============  =============
     Income taxes (refunded - net)                                   $ 2,929     $ (153,707)
                                                               ==============  =============

Non-cash financing and investing activities:
     Common stock issued to settle accounts payable                $ 756,166       $ 83,447
                                                               ==============  =============
     Accrued interest and deferred salary credited
        to loan payable - CEO/stockholder                           $ 84,759      $ 187,625
                                                               ==============  =============






16. COMMITMENTS AND CONTINGENCIES

Litigation
----------

Settled matters
---------------

In June 1998, a photographer and model formerly retained by CCS filed suit in U. S. District Court for the Southern District of New York captioned Ross & Vassilkioti v. CCS International, Ltd. seeking damages for alleged copyright infringement and other claims. The judge in the case has granted the plaintiff partial summary judgment as to the copyright infringement. On June 18, 2003, a jury awarded the plaintiffs $350,000 on the copyright infringement portion of the case. Under federal judicial rules, the Company is unable to contest the granting of partial summary judgment until a final judgment has been rendered. The Company reached a settlement on May 7, 2004 with the plaintiffs for $600,000

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


16. COMMITMENTS AND CONTINGENCIES - Continued

Litigation - Continued
----------------------

Settled matters - Continued
---------------------------

payable with 550,459 shares of the Company's common stock. The agreement stipulates the shares will be valued at their average closing price for the 30 days beginning July 7, 2005 and ending August 5, 2005. CCS has guaranteed that the value of the shares will be at least $300,000 and is responsible for the amount that $300,000 exceeds the value of the shares. Ben Jamil, the Company's chief executive officer and principal stockholder has guaranteed that the value of the shares will be at least $150,000 and has guaranteed that the shares will have a value of at least $150,000.

On November 1, 2002, a former Company supplier filed suit in the United
States District Court for the District of Maryland, captioned Micronel Safety, Inc. v. CCS International Ltd. seeking damages of $242,400 for breach of contract to purchase certain products. In August 2004, Micronel Safety, Inc. found another buyer for the products and on August 16, 2004 the case was dismissed.

Pending Matters
---------------

On or about March 13, 2003, an action was commenced against CCS and its subsidiary in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida captioned Welcome Publishing Company, Inc. v. CCS International, Ltd. and Counter Spy Shop of Mayfair Ltd., Inc. seeking damages of $140,430 for an alleged breach of an advertising contract. CCS has denied the material allegations of the plaintiff's claim and has raised affirmative defenses thereto. The Company believes that it has valid defenses to the claim. The case appears to be going to trial, however, a trial date has not been set.

The Company is also the defendant in three actions arising out of distributor agreements. On or about May 11, 2000 an action was commenced against CCS in the Supreme Court, New York County, captioned Ergonomic Systems Philippines Inc. v. CCS International Ltd. The plaintiff seeks to recover $81,000, which was paid to CCS in connection with a distributorship agreement between the parties, plus costs and interest. CCS has denied the material allegations of the claim and has raised affirmative defenses thereto. On August 3, 2004, the Court granted the plaintiff's claim which, together with accrued interest, totaled $120,223. The Company believes that it has a valid basis for appeal of the court's verdict, but it can give no assurance the court verdict will not be upheld.

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

On December 3, 2002 EHS Elektronik Sistemleri submitted a demand for arbitration to the American Arbitration Association in New York City claiming CCS breached a joint venture agreement it had entered into with CCS in 1994 and seeking a refund of the $200,000 it had paid to CCS. On March 4, 2004 the arbitrator awarded the plaintiff's claim which, together with accrued interest, totaled $223,620. The Company believes that it has a valid basis for appeal of the arbitrator's award, but it can give no assurance the American Arbitration Association will not uphold the award.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003



16. COMMITMENTS AND CONTINGENCIES

Litigation - Continued:
-----------------------

Pending Matters
---------------

On July 1, 2002, the Company's London subsidiary, Homeland Security
Strategies (UK), Ltd. (formerly Counter Spy Shop of Mayfair Limited) ("HSS of UK"), entered into an agreement to assume the business operations of another United Kingdom corporation ("Predecessor") for nominal consideration. The Predecessor is a defendant in ongoing litigation brought by a former customer, who has sued for breach of a contract executed in 1998 and is seeking a refund of approximately $293,000 in products and services purchased from the Predecessor. Due to the business transfer, there is a possibility that the plaintiff could name HSS of UK as a defendant in the case. The Company, in consultation with counsel, believes that the Predecessor has valid defenses to the claim, and that HSS of UK has valid defenses against any action that may be brought against it.

Because of our financial position, actions have been commenced or threatened by creditors. As of June 30, 2004 we are defending lawsuits for the collection of approximately $894,167 and have been unable to satisfy approximately $167,000 of judgments previously rendered in actions by creditors.

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


                                      F-21

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003



Operating Leases

The Company leases office space, retail stores and sales offices and office equipment under non-cancelable operating leases that expire over various periods through 2010. Rent expense is being recognized on a straight-line basis to account for rent concessions and graduated charges during the lease term, resulting in deferred rent payable of $47,278. Total rent expense for the years ended June 30, 2004 and 2003 was approximately $481,456 and $632,288 respectively. The approximate future minimum rental commitments for all long-term non-cancelable operating leases are as follows:


  Year ending
    June 30,                 Amount
-----------------        ---------------

      2005                    $ 514,894
      2006                      300,999
      2007                      266,697
      2008                      242,100
      2009                      162,954
Thereafter                      250,697
                         ---------------
                            $ 1,738,341
                         ===============

 17. SUBSEQUENT EVENTS

NOTES PAYABLE CONVERTIBLE CREDIT FACILITY

During August and September 2004, the Company borrowed an additional $300,000 under their convertible credit facility. (See Note 6).






                                      F-22

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY INTELLIGENCE TECHNOLOGIES, INC.

                                      /s/ Ben Jamil
                                      -------------------------------------
                                      Ben Jamil
                                      Chairman of the Board of Directors,
                                      President and Chief Executive Officer
                                      Dated: October 12, 2004



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Ben Jamil                             /s/ Chris R. Decker
--------------------------------------    ------------------------------------
Ben Jamil                                 Chief Financial Officer and Director
Chairman of the Board of Directors,       Dated:  October 12, 2004
President and Chief Executive Officer
Dated:  October 12, 2004


/s/ Menachem Cohen                        /s/ Sylvain Naar
-------------------------------------    -------------------------------------
Menachem Cohen                            Sylvain Naar
Vice President and Director               Director
Dated: October 12, 2004                   Dated: October 12, 2004


/s/ Tom Felice
-------------------------------------
Tom Felice
Director
Dated: October 12, 2004