Form 10QSB
period 2004-09-30
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2004-11-19
CIK 1117258

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission file number 000-31779

                    SECURITY INTELLIGENCE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


                  Florida                          65-0928369
        -----------------------------             ------------
        (State or other jurisdiction of           (IRS Employer
        incorporation or organization)          Identification No.)


                145 Huguenot Street, New Rochelle, New York 10801
                    (Address of principal executive offices)

                                 (914) 654-8700
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of November 15, 2004 was 22,492,700.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10QSB

                         PERIOD ENDED September 30, 2004


                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of
          September 30, 2004 (unaudited) and
          June 30, 2004                                             3

         Consolidated Statements of Operations
          (unaudited) for the three months ended
          September 30, 2004 and September 30, 2003                 4

         Consolidated Statements of Cash Flow
          (unaudited) for three months ended
          September 30, 2004 and September 30, 2003                 5

         Condensed Notes to Consolidated
          Financial Statements                                      6

Item 2.   Management's Discussion and Analysis
           of Financial Condition
           and Results of Operations                                12

Item 3.   Controls and Procedures                                   16

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                          16

           SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                             September 30,
                                                2004        June 30,
                                             (Unaudited)      2004
                                             ------------ ------------
ASSETS
Current Assets:
   Cash                                          $59,471     $172,621
  Inventory                                      916,774      959,825
  Other current assets                           234,268      223,872
                                             ------------ ------------
     Total current assets                      1,210,513    1,356,318

Property and Equipment, at cost less
 accumulated depreciation
 and amortization of $174,134 and $170,969        19,083       22,248

Other assets                                      35,071       35,071
                                             ------------ ------------

 Total assets                                 $1,264,667   $1,413,637
                                             ============ ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses       $4,082,951   $3,722,228
  Note payable - CEO/stockholder               1,584,910    1,509,151
  Convertible notes payable                      494,000      200,000
  Customer deposits                            2,167,455    1,917,031
  Deferred revenue                             1,209,052    1,408,679
                                             ------------ ------------
    Total current liabilities                  9,538,368    8,757,089
                                             ------------ ------------

Commitments and contingencies - See Notes

Stockholders' deficit:
  Preferred stock, $.0001 par value,
   10,000,000 shares authorized:
    Series A Convertible-$1.00 per share
     liquidation preference, 3,500,000 shares
     authorized, issued and outstanding              350          350
    Series B Convertible-$1.00 per share
     liquidation preference, 1,500,000 shares
     authorized, issued and outstanding              150          150
  Common stock, $.0001 par value, 100,000,000
   shares authorized, 22,462,700 and
   22,306,816 issued and outstanding
   at September 30, 2004, and
   June 30, 2004 respectively                      2,246        2,231
  Additional paid in capital                   6,287,119    3,808,283
  Accumulated deficit                        (14,547,680) (11,136,871)
  Accumulated other comprehensive loss           (15,886)     (17,595)
                                             ------------ ------------
    Total stockholders' deficit               (8,273,701)  (7,343,452)
                                             ------------ ------------

Total liabilities and stockholders' deficit   $1,264,667   $1,413,637
                                             ============ ============


   The accompanying notes are an integral part of these financial statements.

           SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Months Ended
                                              ------------------------
                                                     September 30,
                                              ------------------------
                                                   2004         2003
                                              ------------ -----------
Sales                                            $527,318    $936,686
                                              ------------ -----------

Costs and expenses:
 Cost of sales                                    160,296     367,370
 Compensation and benefits                        550,495     622,610
 Professional fees and legal matters               91,544     116,672
 Debt issuance expense                          2,304,455           -
 Stock based compensation                         119,957      75,507
 Selling, general and administrative
  expenses                                        349,069     414,392
 Unrealized loss (gain) on financial
  guarantees                                      328,764    (254,440)
 Depreciation and amortization                      3,165      13,351
                                              ------------ -----------
                                                3,907,745   1,355,462
                                              ------------ -----------

Operating loss                                 (3,380,427)   (418,776)

Interest expense                                   30,382      19,681
                                              ------------ -----------

Net loss                                      $(3,410,809)  $(438,457)
                                              ============ ===========

Net loss per above                            $(3,410,809)  $(438,457)
Other comphrensive loss - translation
 adjustment                                       (15,886)     (8,508)
                                              ------------ -----------
                                              $(3,426,695)  $(446,965)
                                              ============ ===========

Loss per share, basic and diluted                  $(0.15)     $(0.02)
                                              ============ ===========

Weighted average number of shares              22,354,006  18,727,378
                                              ============ ===========


   The accompanying notes are an integral part of these financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Three Months Ended
                                               -----------------------
                                                    September 30,
                                               -----------------------
                                                  2004        2003
                                               ------------ ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                      $(3,410,809) $(438,457)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                      3,165     13,351
  Unrealized loss (gain) on financial
   guarantees                                      328,764   (254,440)
  Debt issuance expense                          2,304,455          -
  Amortization of deferred compensation            107,957     75,507
  Stock issued to employee for services             12,000          -
  Discount on common stock issued for services      12,000          -
  Decrease in other comphrensive loss                1,709          -
  Noncash compensation - CEO/stockholder            14,100          -
  Noncash interest expense - CEO/stockholder        17,739     10,881
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Decrease in inventory                            43,051     86,176
   (Increase)  in other current assets             (10,396)   (56,547)
   Increase in accounts payable and accrued
    expenses                                        74,398    103,467
   Increase (decrease) in customer deposits        250,424    (80,405)
   (Decrease) increase in deferred revenue        (199,627)    46,418
                                               ------------ ----------
Net cash used in operating activities             (451,070)  (494,049)
                                               ------------ ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under convertible credit facility      294,000          -
 Borrowings under note payable -
  CEO/stockholder                                   43,920          -
 Proceeds from issuance of common stock                  -    525,000
                                               ------------ ----------
Net cash provided by financing activities          337,920    525,000
                                               ------------ ----------

Net (decrease) increase in cash                   (113,150)    30,951

Cash, beginning of period                          172,621     21,638
                                               ------------ ----------
Cash, end of period                                $59,471    $52,589
                                               ============ ==========

Supplemental Disclosures of Cash Flow
 Information:
 Interest paid                                      $5,259     $3,562
                                               ============ ==========

 Taxes paid                                         $4,573     $2,720
                                               ============ ==========

Non-cash financing and investing activities:
 Common stock issued to settle accounts payable    $42,440   $(22,780)
                                               ============ ==========

 Accrued interest and deferred salary credited
  to note payable -
  CEO/stockholder                                  $31,839    $10,881
                                               ============ ==========


   The accompanying notes are an integral part of these financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

                                   (Unaudited)


Note 1 - Interim Financial Statements

         The accompanying unaudited financial statements of Security Intelligence Technologies, Inc. and subsidiaries (the "Company") have been prepared pursuant to generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended June 30, 2004 filed on Form 10-KSB.

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented have been included. The Company's quarterly results presented herein are not necessarily indicative of results for a full year.

Organization and Nature of Business

Security Intelligence Technologies, Inc. ("SIT"), a Florida corporation and its wholly owned subsidiaries (collectively the "Company") are engaged in the design, assembly and sale of security and surveillance products and systems. The Company purchases finished items for resale from independent manufacturers, and also assembles off-the-shelf electronic devices and other components into proprietary products and systems at its own facilities. The Company generally sells to businesses, distributors, government agencies and consumers through five sales offices located in Miami, Florida; Beverly Hills, California; Washington, DC; Hong Kong, its executive offices located in New Rochelle, New York and through its retail store/service center in London, England.

Principles of Consolidation

The consolidated financial statements include the accounts of SIT and its wholly-owned subsidiaries, CCS, Spy Shop, Ltd. d/b/a Counter Spy Shop of Delaware, a Delaware corporation (formerly a retail store closed on January 31, 2004); Security Design Group, Inc., a New York corporation (formerly a manufacturing operation, currently inactive); Counter Spy Shop of Mayfair London, Ltd., a District of Columbia corporation (formerly a retail store closed on July 1, 2003); CCS Counter Spy Shop of Mayfair London, Ltd., a California corporation (formerly a retail store closed on January 1, 2004); Counter Spy Shop of Mayfair, Ltd., a Florida corporation (formerly a sales office/retail store that ceased operations on March 31, 2004); and Homeland Security Strategies (UK), Ltd. (formerly Counter Spy Shop of Mayfair Limited, a United Kingdom corporation that operates a retail store/service center. The financial statements for the three months ended September 30, 2004 include the operations of Homeland Security Strategies, Inc., a New York corporation, that commenced operations on August 20, 2003; Homeland Security Strategies of California, Inc., a California corporation, that operates a sales office that commenced operations on December 26, 2003; and Homeland Security Strategies Inc of Florida, Inc., a Florida corporation, that operates a sales office that commenced operations on January 30, 2004. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

Basis of Financial Statement Presentation - continued:

Company incurred net losses of $3,410,809 and $438,457 for the three months ended September 30, 2004 and September 30, 2003 respectively. In addition, at September 30, 2004, the Company had a working capital deficit of $8,327,855 and a deficiency in stockholders' equity of $8,273,701. The Company is also a defendant in material and costly litigation, which has significantly impacted liquidity. See Note 6. The Company requires additional financing which may not be readily available. The Company's bank facility has terminated, and the only source of funds other than operations has been loans from the Company's chief executive officer, customer deposits and proceeds from convertible notes payable. (See Notes 2 and 3). These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include; to settle vendor payables wherever possible, a reduction in operating expenses, and continued financing from the chief executive officer in the absence of other sources of funds. Management cannot provide any assurance that its plans will be successful in alleviating its liquidity concerns and bringing the Company to the point of profitability. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

Stock-based Compensation (continued)

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No.123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB No. 28 is effective for interim periods beginning after December 15, 2002. We adopted SFAS No. 148 and APB No.28 on January 1, 2003.
         FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2004, 2003 and 2002: dividend yield of 0%, risk-free interest rate of 3.38%, expected lives of eight years, and expected volatility of 120%. Under the accounting provisions of SFAS Statement 123, the Company's net loss and loss per share for the 2004 Quarter and the 2003 Quarter would have been the pro forma amounts indicated below:



                                                 Three Months Ended
                                                    September 30,
                                               -----------------------
Net loss:                                         2004        2003
                                               ------------ ----------
 As reported                                   $(3,410,809) $(438,457)
 Add: Stock based employee compensation expense
    included in reported net loss                        -          -
 Deduct: Total stock based employee
  compensation expense
    determined under the fair value based
     method for all awards                         (33,289)   (25,365)
                                               ------------ ----------
                                               $(3,444,098) $(463,822)
                                               ============ ==========

Loss per share, basic and diluted:
 As reported                                        $(0.15)    $(0.03)
 Proforma                                           $(0.15)    $(0.03)

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

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

Reclassifications

Cetain prior year balances have been reclassified to conform to the current year presentation.

2. Note Payable - CEO/stockholder

     This amount represents a note payable to the Company's chief executive officer and includes deferred salary of $210,371 and accrued interest of $156,481 based on an interest rate of 5% per annum. The Note is secured by substantially all of the assets of the Company and is due on demand.

3. Notes Payable Convertible Credit Facility; Debt Issuance Expense

On June 10, 2004 the Company entered into a convertible credit agreement with private investors, including Michael D. Farkas, Ostonian Securities Limited, Kesef Equity Group, Inc., and GSM Communications, Inc. that provides for the Company to borrow up to $500,000 upon the attainment of certain performance criteria prior to September 15, 2004. At September 30, 2004 the Company had borrowed $494,000 under this agreement. The notes bear interest at the rate of 10% per annum, are convertible into the Company's common stock at $.10 per share and mature on June 30, 2005. The conversion feature was valued at $2,619,788 using the Black-Scholes option-pricing model. $315,333 of this amount was expensed during the year ended June 30, 2004 and $2,304,455 was expensed during the three months ended September 30, 2004 as debt issuance expense.

4.  Loss Per Share

     The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic and diluted loss per share is computed using the weighted average number of shares of common stock outstanding and excludes all common stock equivalents outstanding during the period. Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Stock options and preferred stock that are convertible into common stock based on the Company's attainment of performance goals are not includible in the calculation of earnings per share until the specified targets are met. The following securities have been excluded from the diluted computation for the three months ended September 30, 2004 and September 30, 2003 because they are contingently issuable and/or antidilutive:


                                                   Three Months Ended
                                                      September 30,
                                                 2004              2003
                                               ---------        ---------

Series A Convertible Preferred Stock           3,500,000        3,500,000
Series B Convertible Preferred Stock           1,500,000        1,500,000
Stock options                                  2,609,500        1,992,500
Warrants                                         400,000          400,000

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

5.  Income taxes

         The Company did not incur any income tax liabilities during the three-month periods ended September 30, 2004 and 2003 due to operating losses. As of September 30, 2004, the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during the September 2004 quarter because management is uncertain as to their ultimate realization.

6.  Legal Matters

Litigation

Settled matters

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

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003




Litigation - Continued:

Pending Matters

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

Because of our financial position, actions have been commenced or threatened by creditors. As of September 30, 2004 we are defending lawsuits for the collection of approximately $894,167 and have been unable to satisfy approximately $167,000 of judgments previously rendered in actions by creditors.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW.

         The following discussion should be read in conjunction with the financial statements and notes thereto of the Company for the fiscal year ended June 30, 2004, which are included in our Annual Report on Form 10-KSB for such fiscal year. Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

         We are operating under a heavy financial burden as reflected in our substantial working capital deficiency and our continuing losses and negative cash flow from operations. We have sought to address these problems during fiscal 2004 by closing three of our retail operations and converting two of them to sales offices with lower operating costs, and entering into a credit agreement with an investor group pursuant to which we had borrowed $494,000 at September 30, 2004. We have no further availability under the credit agreement.

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

Stock-based Compensation

             We periodically grant stock options to employees in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. We account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly accounts for employee stock-based compensation utilizing the intrinsic value method. FAS No. 123, "Accounting for Stock-Based Compensation", establishes a fair value based method of accounting for stock-based compensation plans. We adopted the disclosure only alternative under FAS No. 123, which requires us to disclose the proforma effects on earnings and earnings per share as if FAS No. 123 had been adopted as well as certain other information. Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured until the options vest.
         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. Although it does not require use of the fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No.123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB No. 28 is effective for interim periods beginning after December 15, 2002. We adopted SFAS No. 148 and APB No.28 on January 1, 2003.

Income taxes
         We use the liability method to determine income tax expense. Under this method, deferred tax assets and liabilities are computed based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. Because of our losses we did not incur any income tax expense during the three months ended September 30, 2004 or September 30, 2003.
Financial guarantees

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

The joint venture agreements grant the new entities exclusive marketing rights to the joint venture partner's products, except in the countries in which the joint venture partners are domiciled. We account for investments in the joint ventures using the equity method because our ownership is greater than 20% and we have the ability to exercise significant influence over the operating, investing and financing decisions of the joint venture entities. Under the equity method, we will record our share of joint venture income or losses and adjust the basis of its investment accordingly. As of September 30, 2004, the joint ventures have not generated any revenues and did not engage in any other significant business activity.

Foreign Currency Translation

         The functional currency of our United Kingdom subsidiary is the local currency. Accordingly, we translate all assets and liabilities into U.S. dollars at current rates. Revenues, costs, and expenses are translated at average rates during each reporting period. Gains and losses resulting from the translation of the consolidated financial statements are excluded from results of operations and are reflected as a translation adjustment and a separate component of stockholders' deficit. Translation adjustments were $15,886 as of September 30, 2004. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.


RESULTS OF OPERATIONS - Three Months Ended September 30, 2004 and 2003

Revenues. Revenues for the three months ended September 30, 2004 (the "2004 Quarter") were $527,318 a decrease of $409,368 or 43.7%, from revenues of $936,686 for the three months ended September 30, 2003 (the "2003 Quarter"). During fiscal 2004, we closed our retail stores in New York, Beverly Hills, Miami, and Washington, DC and converted our operations in Beverly Hills, Miami and Washington, DC from retail stores to sales offices. These closures resulted in a decrease of $462,790 from these four locations, representing a 88.2% decline is sales from $524,748 in the 2003 Quarter to $61,958 in the 2004 quarter. Our London office also experienced a decrease in revenues of $68,714 or 24.6% from revenues of $279,496 in the 2003 Quarter to $210,782 in the 2004 Quarter. These decreases were offset by increased revenues from our operations in New Rochelle, New York.

Cost of Sales. Cost of sales decreased by $207,074 or 56.4%, to $160,296 in the 2004 Quarter from $367,370 in the 2003 Quarter. Cost of sales as a percentage of product sales decreased to 30.4% in the 2004 Quarter from 39.2% in the 2003 Quarter reflecting an improvement in product mix.

Compensation and benefits. Compensation and benefits decreased by $72,115, or 11.6% to $550,495 in the 2004 Quarter from $622,610 in the 2003 Quarter primarily due to (i) a reduction in expense in our New York retail store that we closed on January 31, 2004 of $56,718, and (ii) decreases in our Beverly Hills and Washington DC operations where we converted from retail stores to sales offices and reduced these expenses by $50,432 both partially offset by an increase in our New Rochelle operation resulting from an increase in our marketing and sales staff.

Professional fees and legal matters. Professional fees and legal matters decreased by $25,128, or 21.5% to $91,544 in the 2004 Quarter from $116,672 in the 2003 Quarter. Based on a review of outstanding legal matters and unpaid settlements, we have established, in consultation with outside counsel, reserves for litigation costs that are probable and can be reasonable estimated. We can provide no assurance, however, that such reserves will be sufficient to absorb actual losses that may result from unfavorable outcomes. Moreover, it is possible that the resolution of litigation contingencies will have a material adverse impact on our consolidated financial condition, results of operations, and cash flows. Because of our financial position, we are subject to claims, which may result in litigation from our creditors. As a result we expect that we will continue to incur attorney's fees and the use of management resources to defend these claims and litigation.

Debt issuance expense. Debt issuance expense is attributable to debt we incurred that is convertible into shares of common stock at prices below the market price of our common stock on the date we incurred the debt. The potential shares of common stock were valued at $2,304,455 using the Black-Scholes option-pricing model and was expensed during the 2004 Quarter. There were no similar transactions in the 2003 Quarter.

Stock based compensation. Stock based compensation is attributable to the grant of options and warrants to consultants and common stock which we issued to employees in payment of accrued wages at a discount from the market price.

These items were valued at $119,957 using the Black-Scholes option-pricing model and were expensed during the 2004 Quarter. Comparable expense in the 2003 Quarter was $75,507.

Selling, general and administrative expenses. Selling, general and administrative decreased by $65,323, or 15.8% to $349,069 in the 2004 Quarter from $414,392 in the 2003 Quarter. The decrease was primarily due to a decrease in rent expense of $76,213, or 47.4% to $84,741 in the 2004 Quarter from $160,954 in the 2003 Quarter due to lower rents in relocated sales offices partially offset by an increase in travel and attendance at trade shows.

Unrealized loss (gain) on financial guarantees. Unrealized loss (gain) on financial guarantees is attributable to the increase or decrease in market value relating to our price guarantees on common stock which we have issued in payment of trade payables. Unrealized loss (gain) on financial guarantees changed $583,204 or 229.2%, to a loss of $328,764 in the 2004 Quarter from a gain of $254,440 in the 2003 Quarter.

Depreciation and amortization. Depreciation and amortization decreased by $10,168, or 76.3% to $3,165 in the 2004 Quarter from $13,351 in the 2003 Quarter as a consequence of certain assets becoming fully depreciated in fiscal 2004.

Interest expense. Interest expense increased by $10,701 or 54.4% to $30,382 in the 2004 Quarter from $19,681 in the 2003 Quarter as a result of a continued increase in the Company's interest bearing outstanding debt obligations.

As a result of the factors described above, our net loss increased by $2,972,352, or 677.9% to $3,410,809, $.15 per share, in the 2004 Quarter from
$438,457, $.02 per share, in the 2003 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

We require significant working capital to fund our future operations. At September 30, 2004 we had cash of $59,471 and a working capital deficit of $8,327,855. During the 2004 Quarter, we had a negative cash flow from operations of $451,070. Our accounts payable and accrued expenses at September 30, 2004 were $4,082,951. As a result of our continuing losses, our working capital deficiency has increased. We funded our losses through the issuance of convertible notes. We also utilized vendor credit and customer deposits. Because we have not been able to pay our trade creditors in a timely manner, we have been subject to litigation and threats of litigation from our trade creditors and we have used common stock to satisfy our obligations to trade creditors. In many instances when we issue common stock, we have provided that if the stock does not reach a specified price level one year from issuance, we will pay the difference between that price level and the actual price. As a result, we have contingent obligations to our some of these creditors. With respect to 1,351,459 shares of common stock issued during the fiscal 2004, 2003 and 2002, the market value of the common stock on September 30, 2004 was approximately $489,776 less than the guaranteed price.

Our accounts payable and accrued expenses increased from $3,722,228 at June 30, 2004 to $4,082,951 at September 30, 2004 an increase of $360,723. After a decrease in the market value of our common stock held by trade creditors of $328,764 our other accounts payable and accrued expenses increased by $31,959 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $3,376,507 which relate to payments on orders which had not been filled at that date. We have used our advance payments to fund our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

During the past three years we have sought, and been unsuccessful, in our efforts to obtain adequate funding for our business. Because of our losses, we are not able to increase our borrowing. Our bank facility terminated on November 1, 2002 and to date, we do not have any agreements with any replacement bank. In June 2004 we entered into a convertible credit agreement with private investors that permits us to borrow up to $500,000 upon the attainment of certain performance criteria. At September 30, 2004 we had borrowed $494,000 and no more funds are available under this agreement. Our obligations to these lenders become due in June 2005. We do not presently have the resources to pay the lenders. Unless we are either able to raise equity or debt capital, which is unlikely based on our financial condition and history of losses which are continuing, or the lenders extend the maturity date or convert their debt into equity, we are unlikely to be able to pay the notes. If the lenders seek to enforce their notes, it may be necessary for us to seek protection under the Bankruptcy Code. Our failure to obtain financing would materially impair our ability to continue in business, and we cannot assure you that we will be able to obtain the necessary financing. Our main source of funds other than the private investors has been from loans from our chief executive officer, customer deposits and vendor credit. During fiscal 2004 we raised $813,000 resulting from the exercise of options to buy our common stock and the sale of our common stock. Management cannot provide any assurance that we will be able to raise any more money through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders might suffer significant dilution and the issuance of securities may result in a change of control. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                            PART II OTHER INFORMATION


Item  6.          EXHIBITS  AND  REPORTS  OF  FORM  8K

(a)     Exhibits
31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

Date:  November 19, 2004