Form 10QSB
period 2004-12-31
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2005-02-22
CIK 1117258

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of February 14, 2005 was 22,818,289.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10QSB

                         PERIOD ENDED December 31, 2004


                                TABLE OF CONTENTS
PART I -   FINANCIAL INFORMATION

ITEM 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets as of December 31, 2004 (unaudited) and
             June 30, 2004                                                                                 3

           Consolidated Statements of Operations (unaudited) for the three and six months
             ended December 31, 2004 and December 31, 2003                                                 4

           Consolidated Statements of Cash Flow (unaudited) for the three and six months
             ended December 31, 2004 and December 31, 2003                                                 5

           Condensed Notes to Consolidated Financial Statements                                            6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                   14


Item 3.    Controls and Procedures                                                                        19


PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                                                              19

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds                                     19

Item 6.    Exhibits and Reports on Form 8-K                                                               20

                SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                                  2004          June 30,
                                                              (Unaudited)         2004
                                                             -------------  --------------
ASSETS
Current Assets:
   Cash                                                           $33,084        $172,621
   Accounts receivable                                            422,039          $5,751
  Inventory                                                       795,087         959,825
  Other current assets                                            176,848         218,121
                                                             -------------  --------------
     Total current
      assets                                                    1,427,058       1,356,318

Property and Equipment, at cost less accumulated depreciation
   and amortization of $177,299 and $170,969                       15,918          22,248

Other assets                                                       32,125          35,071
                                                             -------------  --------------

 Total assets                                                  $1,475,101      $1,413,637
                                                             =============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                        $4,682,900      $3,722,228
  Note payable - CEO/stockholder                                1,820,899       1,509,151
  Convertible notes payable                                       494,000         200,000
  Notes payable - officers                                        125,000               -
  Note payable - other                                             20,000               -
  Customer deposits                                             1,280,628       1,917,031
  Deferred revenue                                              1,355,237       1,408,679
                                                             -------------  --------------
     Total current liabilities                                  9,778,664       8,757,089
                                                             -------------  --------------

Commitments and contingencies - See Notes

Stockholders' deficit:
  Preferred stock, $.0001 par value, 10,000,000 shares authorized:
     Series A Convertible-$1.00 per share liquidation preference,
       3,500,000 shares authorized, issued and outstanding            350             350
     Series B Convertible-$1.00 per share liquidation preference,
        1,500,000 shares authorized, issued and outstanding           150             150
  Common stock, $.0001 par value, 100,000,000 shares authorized,
     22,698,289 and 22,306,816 issued and outstanding at
     December 31, 2004, and June 30, 2004 respectively              2,270           2,231
  Additional paid in capital                                    6,335,253       3,808,283
  Accumulated deficit                                         (14,630,437)    (11,136,871)
  Accumulated other comprehensive loss                            (11,149)        (17,595)
                                                             -------------  --------------
    Total stockholders' deficit                                (8,303,563)     (7,343,452)
                                                             -------------  --------------

Total liabilities and stockholders' deficit                    $1,475,101      $1,413,637
                                                             =============  ==============

   The accompanying notes are an integral part of these financial statements.

                      SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)


                                                       Three Months Ended        Six Months Ended
                                                    ------------------------ -------------------------
                                                          December 31,             December 31,
                                                    ------------------------ -------------------------
                                                       2004         2003        2004         2003
                                                    ------------ ----------- ------------ ------------

Revenues                                             $1,642,759    $764,676   $2,170,077   $1,701,362
                                                    ------------ ----------- ------------ ------------

Costs and expenses:
   Cost of sales                                        585,691     260,354      745,987      627,724
   Compensation and benefits                            540,918     552,413    1,091,413    1,175,023
   Professional fees and legal matters                  127,065     152,683      218,609      269,355
   Stock based compensation                              15,000      55,893      134,957      131,400
   Selling, general and administrative expenses         332,690     340,592      686,759      754,984
   Unrealized (gain) loss on financial guarantees        73,696     124,081      402,460     (130,359)
   Depreciation and amortization                          3,165      80,822        6,330       94,173
                                                    ------------ ----------- ------------ ------------
                                                      1,678,225   1,566,838    3,286,515    2,922,300
                                                    ------------ ----------- ------------ ------------

Operating loss                                          (35,466)   (802,162)  (1,116,438)  (1,220,938)
                                                    ------------ ----------- ------------ ------------

Debt issuance and interest expense:
   Debt issuance expense                                      -           -    2,304,455            -
   Interest expense                                      42,291      23,263       72,673       42,944
                                                    ------------ ----------- ------------ ------------
                                                         42,291      23,263    2,377,128       42,944
                                                    ------------ ----------- ------------ ------------

Net loss                                               $(77,757)  $(825,425) $(3,493,566) $(1,263,882)
                                                    ============ =========== ============ ============


Loss per share, basic and diluted                        $(0.00)     $(0.04)      $(0.16)      $(0.07)
                                                    ============ =========== ============ ============

Weighted average number of shares                    22,508,733  19,376,856   22,431,369   19,052,117
                                                    ============ =========== ============ ============

              The accompanying notes are an integral part of these financial statements.


                              SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                                                            Six Months Ended
                                                                                    ---------------------------------
                                                                                              December 31,
                                                                                    ---------------------------------
                                                                                         2004             2003
                                                                                    ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              $(3,493,566)     $(1,263,882)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                             6,330           94,173
    Unrealized loss (gain) on financial guarantees                                          402,460         (130,359)
    Debt issuance expense                                                                 2,304,455                -
    Amortization of deferred compensation                                                   107,957          131,400
    Stock issued to consultant and employee for services                                     37,000                -
    Discount on common stock issued for services                                             27,000                -
    Decrease in other comphrensive loss                                                       6,446                -
    Noncash compensation - CEO/stockholder                                                   71,400           21,000
    Noncash interest expense - CEO/stockholder                                               36,794           28,763
    CHANGES IN OPERATING ASSETS AND LIABILITIES:
      (Increase) in accounts receivable                                                    (416,288)         (38,444)
      Decrease in inventory                                                                 164,738          174,231
      Decrease (increase)  in other current assets                                           41,273          (75,166)
      Decrease (increase) in other assets                                                     2,946           (2,498)
      Increase in accounts payable and accrued expenses                                     608,809          332,791
      (Decrease) in customer deposits                                                      (636,403)         (54,511)
      (Decrease) increase in deferred revenue                                               (53,442)         199,020
                                                                                    ---------------- ----------------
Net cash used in operating activities                                                      (782,091)        (583,482)
                                                                                    ---------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under note payable - CEO/stockholder                                           203,554           21,061
  Borrowings under convertible credit facility                                              294,000                -
  Borrowings under note payable - officers                                                  125,000           21,000
  Borrowings under note payable - other                                                      20,000                -
  Proceeds from issuance of common stock                                                          -          525,000
                                                                                    ---------------- ----------------
Net cash provided by financing activities                                                   642,554          567,061
                                                                                    ---------------- ----------------

Net (decrease) in cash                                                                     (139,537)         (16,421)

Cash, beginning of period                                                                   172,621           21,638
                                                                                    ---------------- ----------------
Cash, end of period                                                                         $33,084           $5,217
                                                                                    ================ ================

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                             $16,044          $14,181
                                                                                    ================ ================

  Taxes paid                                                                                 $4,573           $2,620
                                                                                    ================ ================

Non-cash financing and investing activities:
  Common stock issued to settle accounts payable                                            $50,597          $12,277
                                                                                    ================ ================

  Accrued interest and deferred salary credited to note payable -
    CEO/stockholder                                                                        $108,194          $49,763
                                                                                    ================ ================

                    The accompanying notes are an integral part of these financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 AND 2003

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

Principles of Consolidation
---------------------------

         The consolidated financial statements include the accounts of SIT and its wholly-owned subsidiaries, CCS, Spy Shop, Ltd. d/b/a Counter Spy Shop of Delaware, a Delaware corporation (formerly a retail store closed on January 31, 2004); Security Design Group, Inc., a New York corporation (formerly a manufacturing operation, currently inactive); Counter Spy Shop of Mayfair London, Ltd., a District of Columbia corporation (formerly a retail store closed on July 1, 2003); CCS Counter Spy Shop of Mayfair London, Ltd., a California corporation (formerly a retail store closed on January 1, 2004); Counter Spy Shop of Mayfair, Ltd., a Florida corporation (formerly a sales office/retail store that ceased operations on March 31, 2004); and Homeland Security Strategies (UK), Ltd. (formerly Counter Spy Shop of Mayfair Limited, a United Kingdom corporation that operates a retail store/service center. The financial statements for the six months ended December 31, 2004 include the operations of Homeland Security Strategies, Inc., a New York corporation, that commenced operations on August 20, 2003; Homeland Security Strategies of California, Inc., a California corporation, that operates a sales office that commenced operations on December 26, 2003; and Homeland Security Strategies Inc of Florida, Inc., a Florida corporation, that operates a sales office that commenced operations on January 30, 2004. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern and Liquidity
---------------------------

         The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully discussed in the Company's 2004 Form 10-KSB, the Company's June 30, 2004 audited financial statements included a "going concern" qualification from its independent auditors due to the Company's lack of profitability and negative working capital.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 AND 2003
                                   (Unaudited)



Going Concern and Liquidity - continued:
---------------------------------------

         The Company incurred net losses of $3,493,566 and $4,992,072 for the six months ended December 31, 2004 and the fiscal year ended June 30, 2004, respectively. In addition, at December 31, 2004, the Company had a working capital deficit of $8,351,606 and a deficiency in stockholders' equity of $8,303,563. The Company is also a defendant in material and costly litigation, which has significantly impacted liquidity. See Note 10. The Company requires additional financing which may not be readily available. The Company's bank facility has terminated, and the only source of funds other than operations has been loans from the Company's chief executive officer, deposits from customers and distributors and proceeds from notes. (See Notes 3, 4, 5 and 6). These factors raise substantial doubt about the Company's ability to continue as a going concern. To address the Company's immediate cash requirements which are necessary for the Company to continue in business, management discontinued substantially all of its retail operations during the fiscal year ended June 30, 2004 and re-focused its marketing efforts to focus on its sophisticated bomb jamming and cellular monitoring systems. The sales increase of $468,715 during the six months ended December 31, 2004 as compared to the six months ended December 31, 2003 was directly attributable to these efforts. In addition management has begun marketing its bomb jamming and cellular monitoring systems to the United States Government and contractors of the United States Government. Sales to these groups of these systems were $973,000 during the six months ended December 31, 2004. The Company had no sales to the United States Government or government contractors during the six month ended December 31, 2003. As part of this effort, the Company has aggressively re-focused its staff, has reduced expenses, and is actively pursuing additional equity and debt financing to supplement cash flow from operations. The Company and its management believe that its bomb jamming and cellular monitoring systems and the United States Government marketplace are viable products and markets to compete, and ultimately achieve profitability. The Company's ability to continue its operations is dependent upon its ability to generate sufficient cash flow either from operations or from financing, to meet its obligations on a timely basis and to further develop and market its products. However, the Company's low stock price and its continuing losses make it difficult to obtain equity and debt funding, and, there can be no assurances that additional financing will be available to the Company on acceptable terms, or at all, or that the Company will generate the necessary cash flow from operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 AND 2003
                                   (Unaudited)


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

         FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2004, 2003 and 2002: dividend yield of 0%, risk-free interest rate of 3.38%, expected lives of eight years, and expected volatility of 120%. Under the accounting provisions of SFAS Statement 123, the Company's net loss and loss per share for the three and six months ended December 31, 2004 and December 31, 2003 would have been the pro forma amounts indicated below:

                                                                        Three Months Ended         Six Months Ended
                                                                           December 31,              December 31,
                                                                     ------------------------- -------------------------
Net loss:                                                               2004         2003         2004         2003
                                                                     ------------ ------------ ------------ ------------
   As reported                                                          $(77,757)   $(825,425) $(3,493,566) $(1,263,882)
   Add: Stock based employee compensation expense
      included in reported net loss                                            -            -            -            -
   Deduct: Total stock based employee compensation
      expense determined under the fair value based
        method for all awards                                            (20,163)     (13,777)     (53,449)     (35,759)
                                                                     ------------ ------------ ------------ ------------
                                                                        $(97,920)   $(839,202) $(3,547,015) $(1,299,641)
                                                                     ============ ============ ============ ============

Loss per share, basic and diluted:
   As reported                                                            $(0.00)       (0.04)      $(0.16)      $(0.07)
   Proforma                                                               $(0.00)      $(0.04)      $(0.16)      $(0.07)

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 AND 2003

                                   (Unaudited)



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

Warranties

         The Company warrants the products and systems it sells to be free from defects in materials and workmanship under normal use. Parts and labor costs to repair defective products or systems are covered during the first ninety days after delivery of the product or system. Thereafter the cost is billed to the customer. A tabular reconciliation of the Company's aggregate product warranty liability for the six months ended December 31, 2004 and December 31, 2003 is as follows:

                                                 Six Months Ended
                                                   December 31,
                                            --------------------------
                                               2004          2003
                                            ------------  ------------
Balance July 1,                                 $15,000       $15,000

Charges for warranty work                             -             -

Accrual for product warranties issued
   during the period                             20,000             -
                                            ------------  ------------
Balance at December 31                          $35,000       $15,000
                                            ============  ============


Reclassifications
-----------------
         Certain prior year balances have been reclassified to conform to the current year presentation.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 AND 2003
                                   (Unaudited)


2. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2004 consisted of the following:

Accounts payable - trade                                                $1,991,213
Professional fees and legal matters                                      1,372,194
Potential liability for guarantees of common stock
   issued in settlement of claims                                          564,263
Payroll liabilities (includes delinquent payroll taxes with associated
   interest and penalties of $218,182)                                     638,500
Deferred rent payable                                                       49,798
Other accruals                                                              66,932
                                                                        ----------
                                                                        $4,682,900
                                                                        ==========

Outstanding lawsuits initiated by the Company's creditors for nonpayment of accrued liabilities were approximately $849,000 as of December 31, 2004. In addition, as of December 31, 2004, the Company was subject to outstanding judgments of approximately $167,000 relating to claims against the Company for non-payment of obligations and an additional amount relating to judgments from lawsuits with distributors of approximately $344,000.


3. Note Payable - CEO/stockholder

         This amount represents a note payable to the Company's chief executive officer and includes deferred salary of $267,671 and accrued interest of $175,536 based on an interest rate of 5% per annum. The Note is secured by substantially all of the assets of the Company and is due on demand.

4. Notes Payable Convertible Credit Facility; Debt Issuance Expense

         On June 10, 2004 the Company entered into a convertible credit agreement with private investors, including Michael D. Farkas, Ostonian Securities Limited, Kesef Equity Group, Inc., and GSM Communications, Inc. that provides for the Company to borrow up to $500,000 upon the attainment of certain performance criteria prior to September 15, 2004. At December 31, 2004 the Company had borrowed $494,000 under this agreement. The notes bear interest at the rate of 10% per annum, are convertible into the Company's common stock at $.10 per share and mature on June 30, 2005. The conversion feature was valued at $2,619,788 using the Black-Scholes option-pricing model. The Company expensed $315,333 of this amount in the year ended June 30, 2004 and $2,304,455 during the quarter ended September 30, 2004 as debt issuance expense.

5.  Note Payable - Officers

         This amount represents demand notes payable to two officers and directors of the Company. The notes which bear interest at the rate of 5% per annum, are unsecured and were paid in February 2005.

6.  Note Payable - Other

         This amount represents a note payable to a private investor. The note is payable on demand, bear interest at the rate of 11% per annum, and is unsecured.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 AND 2003
                                   (Unaudited)


7.  Common Stock

During the six months ended December 31, 2004, the Company issued 87,500 shares of common stock in payment of $10,000 of consulting services.

During the six months ended December 31, 2004, Company issued 167,473 shares of common stock to an employee in payment of $27,000 of accrued wages.

During the six months ended December 31, 2004, the Company issued 136,500 shares of common stock in full settlement, subject to certain terms, of $50,447 of CCS's accrued professional fees. If the proceeds from the sale of the common stock are less than $50,447 CCS will pay to the creditors the difference between the $50,447 and the proceeds from the sale of the common stock. At December 31, 2004, the market value of the 136,500 shares of common stock was $30,030.

8.  Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic and diluted loss per share is computed using the weighted average number of shares of common stock outstanding and excludes all common stock equivalents outstanding during the period. Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Stock options and preferred stock that are convertible into common stock based on the Company's attainment of performance goals are not includible in the calculation of earnings per share until the specified targets are met. The following securities have been excluded from the diluted computation for the three and six months ended December 31, 2004 and December 31, 2003 because they are contingently issuable and/or antidilutive:

                                            Three and Six Months Ended
                                            --------------------------
                                                    December 31,
                                               ---------------------
                                                2004             2003
                                             ---------        ---------

Series A Convertible Preferred Stock         3,500,000        3,500,000
Series B Convertible Preferred Stock         1,500,000        1,500,000
Stock options                                2,609,500        1,959,500
Warrants                                       400,000          400,000


9.  Income taxes

         The Company did not incur any income tax liabilities during the three and six month periods ended December 31, 2004 and 2003 due to operating losses. As of December 31, 2004, the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during the six months ended December 31, 2004 and December 31, 2003 because management is uncertain as to their ultimate realization.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 AND 2003
                                   (unaudited)


10.  Legal Matters

Litigation
----------

Settled matters
---------------

On November 1, 2002, a former Company supplier filed suit in the United
States District Court for the District of Maryland, captioned Micronel Safety, Inc. v. CCS International Ltd. seeking damages of $242,400 for breach of contract to purchase certain products. In August 2004, Micronel Safety, Inc. found another buyer for the products and on August 16, 2004 the case was dismissed.

On or about March 13, 2003, an action was commenced against CCS and its subsidiary in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida captioned Welcome Publishing Company, Inc. v. CCS International, Ltd. and Counter Spy Shop of Mayfair Ltd., Inc. seeking damages of $140,430 for an alleged breach of an advertising contract. On January 18, 2005 this case was settled. The terms of the settlement agreement stipulate an immediate payment of $25,000 which was made on January 19, 2005 and five equal monthly installments of $5,888.34 each commencing on February 19, 2005.

Pending Matters
---------------

CCS is the defendant in three actions arising out of distributor agreements. On or about May 11, 2000, an action was commenced against CCS in the Supreme Court, New York County, and captioned Ergonomic Systems Philippines Inc. v. CCS International Ltd. The plaintiff seeks to recover $81,000, which was paid to CCS in connection with a distributorship agreement between the parties, plus costs and interest. CCS has denied the material allegations of the claim and has raised affirmative defenses thereto. On August 3, 2004, the Court granted the plaintiff's claim which, together with accrued interest, totaled $120,223. The Company believes that it has a valid basis for appeal of the court's verdict, but it can give no assurance the court verdict will not be upheld. At December 31, 2004, the Company had expensed the entire award of $120,223.

On or about October 12, 2001, an action was commenced against CCS in the United States District Court for the Southern District of New York, captioned China Bohai Group Co., Ltd. and USA International Business Connections Corp. v. CCS International, Ltd. The plaintiff seeks to recover $250,000 paid to CCS in connection with a distributorship agreement between the parties, plus $5,000,000 of punitive damages and costs and interest. CCS has denied the material allegations of the plaintiff's claim and has raised affirmative defenses thereto. CCS has asserted a counterclaim seeking damages in the approximate amount of $1,150,000 based upon the plaintiff's alleged breach of the parties' distributorship agreement. The Company believes that it has valid defenses to the claim and at December 31, 2004, has made no provision for any losses on this claim

On December 3, 2002, EHS Elektronik Sistemleri submitted a demand for arbitration to the American Arbitration Association in New York City claiming CCS breached a joint venture agreement it had entered into with CCS in 1994 and seeking a refund of the $200,000 it had paid to CCS. On March 4, 2004 the arbitrator awarded the plaintiff's claim which, together with accrued interest, totaled $223,620. The Company believes that it has a valid basis for appeal of the arbitrator's award, but it can give no assurance the American Arbitration Association will not uphold the award. At December 31, 2004, the Company had expensed the entire award of $223,620.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 AND 2003
                                   (unaudited)


Litigation - Continued:
----------------------

Pending Matters - Continued:
---------------------------

On July 1, 2002, the Company's London subsidiary, Homeland Security Strategies
(UK), Ltd. (formerly Counter Spy Shop of Mayfair Limited) ("HSS of UK"), entered into an agreement to assume the business operations of another United Kingdom corporation ("Predecessor") for nominal consideration. The Predecessor is a defendant in ongoing litigation brought by a former customer, who has sued for breach of a contract executed in 1998 and is seeking a refund of approximately $293,000 in products and services purchased from the Predecessor. On December 20, 2004 the Court granted substantially the Plaintiff's entire claim which, together with accrued interest, totaled $259,200. The Company, in consultation with counsel, believes that the Predecessor has a valid basis for appeal of the court's verdict, but it can give no assurance that the court verdict will not be upheld. Due to the business transfer, there is a possibility that the plaintiff could name HSS of UK as a defendant in the case. The Company, in consultation with counsel, believes that HSS of UK has valid defenses against any action that may be brought against it and at December 31, 2004, had made no provision for any losses on this claim.

Because of our financial position, actions have been commenced or threatened by creditors. As of December 31, 2004, in addition to the actions described above, we are defending lawsuits for the collection of approximately $849,000 and have been unable to satisfy approximately $167,000 of judgments previously rendered in actions by creditors.

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

10.  Subsequent Events

2005 Stock Incentive Plan
-------------------------

         As of February 7, 2005, our board of directors adopted the 2005 Stock Incentive Plan, which provided for the grant of non-qualified stock options or the issuance of stock grants for a maximum of 1,500,000 shares of common stock to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of the date of this quarterly report on Form 10-QSB, stockholder approval of the 2005 stock plan has not been obtained, and all options granted under the plan will be non-qualified stock options.

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

         We are operating under a heavy financial burden as reflected in our substantial working capital deficiency and our continuing losses and negative cash flow from operations. We have sought to address these problems during fiscal 2004 by closing three of our retail operations and converting two of them to sales offices with lower operating costs, and entering into a credit agreement with an investor group pursuant to which we had borrowed $494,000 at December 31, 2004. We have no further availability under the credit agreement.

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

     During fiscal 2004, we changed the direction of our sales effort. We substantially reduced our retail operations by closing our retail stores or converting to them to sales offices, and we expanded our marketing efforts directed at commercial and governmental users, particularly with respect to our sales of our bomb jamming systems, which we did not offer during 2003, and our cellular monitoring systems. As a result, we were able to both increase our sales and reduce our overhead in the six months ended December 31, 2004 as compared with the comparable period of 2003, although we continue to operate at a loss. We do not anticipate that retail sales will account for a significant portion of our sales on an ongoing basis.

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

Stock-based Compensation

          We periodically grant stock options to employees in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. We account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly account for employee stock-based compensation utilizing the intrinsic value method. FAS No. 123, "Accounting for Stock-Based Compensation", establishes a fair value based method of accounting for stock-based compensation plans. We adopted the disclosure only alternative under FAS No. 123, which requires us to disclose the proforma effects on earnings and earnings per share as if FAS No. 123 had been adopted as well as certain other information. Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured until the options vest.

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

Income taxes

         We use the liability method to determine income tax expense. Under this method, deferred tax assets and liabilities are computed based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. Because of our losses we did not incur any income tax expense during the three or six months ended December 31, 2004 or December 31, 2003.

Financial guarantees

         Certain shares issued by the Company to settle debt obligations contain a price guarantee that requires the Company to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor's subsequent sale of the shares. The Company accounts for these transactions by recording the debt at fair value with periodic mark-to-market adjustments until the guarantee is settled. Unrealized gains or losses resulting from changes in fair value are included in earnings and accrued expenses.

Fair Value of Financial Instruments

         The fair values of financial instruments recorded on the balance sheet are not significantly different from their carrying amounts due to the short-term nature of those instruments, or because they are accounted for at fair value.

Foreign Currency Translation

         The functional currency of our United Kingdom subsidiary is the local currency. Accordingly, we translate all assets and liabilities into U.S. dollars at current rates. Revenues, costs, and expenses are translated at average rates during each reporting period. Gains and losses resulting from the translation of the consolidated financial statements are excluded from results of operations and are reflected as a translation adjustment and a separate component of stockholders' deficit. Translation adjustments were $11,149 as of December 31, 2004. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.


RESULTS OF OPERATIONS - Three Months Ended December 31, 2004 and 2003

Revenues. Revenues for the three months ended December 31, 2004 (the "2004 Quarter") were $1,642,759 an increase of $878,083 or 114.8%, from revenues of $764,676 for the three months ended December 31, 2003 (the "2003 Quarter"). Sales from our operations in New Rochelle, NY increased $1,245,429 or 1,447.8% to $1,331,453 in the 2004 Quarter from $86,024 in the 2003 Quarter primarily as a consequence of sales of our bomb jamming systems which we did not offer in the 2003 Quarter and increased revenues from our cellular monitoring systems. Our London office also experienced an increase in sales of $55,973 or 58.1% to $152,274 in the 2004 Quarter from of $96,301 in the 2003 Quarter. These increases were partially offset by decreased sales from our other sales locations. During fiscal 2004, we closed our retail stores in New York, Beverly Hills, Miami, and Washington, DC and converted our operations in Beverly Hills, Miami and Washington, DC from retail stores to sales offices. These closures resulted in a decrease of $357,319 from these four locations, representing a 69.2% decline in sales to $159,032 in the 2004 quarter from $516,351 in the 2003 Quarter. Revenues from the termination of distribution agreements with non refundable deposit balances were $66,000 in the 2003 Quarter. There was no similar activity in the 2004 Quarter.

Cost of Sales. Cost of sales increased by $325,337, or 125.0%, to $585,691 in the 2004 Quarter from $260,354 in the 2003 Quarter. Cost of sales as a percentage of product sales decreased to 35.7% in the 2004 Quarter from 37.3% in the 2003 Quarter reflecting an improvement in product mix.

Compensation and benefits. Compensation and benefits decreased by $11,495, or 2.1% to $540,918 in the 2004 Quarter from $552,413 in the 2003 Quarter primarily due to (i) a reduction in expense in our New York retail store that we closed on January 31, 2004 of $41,617, and (ii) decreases in our Beverly Hills and Washington DC operations where we converted from retail stores to sales offices and reduced these expenses by $70,319 both partially offset by an increase in our New Rochelle operation resulting from an increase in our marketing and sales staff.

Professional fees and legal matters. Professional fees and legal matters decreased by $25,618, or 16.8% to $127,065 in the 2004 Quarter from $152,683 in the 2003 Quarter. Based on a review of outstanding legal matters and unpaid settlements, we have established, in consultation with outside counsel, reserves for litigation costs that are probable and can be reasonable estimated. We can provide no assurance, however, that such reserves will be sufficient to absorb actual losses that may result from unfavorable outcomes. Moreover, it is possible that the resolution of litigation contingencies will have a material adverse impact on our consolidated financial condition, results of operations, and cash flows. Because of our financial position, we are subject to claims, which may result in litigation from our creditors. As a result we expect that we will continue to incur attorney's fees and the use of management resources to defend these claims and litigation.

Stock based compensation. Stock based compensation is attributable to the grant of options and warrants to consultants and common stock which we issued to employees in payment of accrued wages at a discount from the market price. Stock based compensation decreased $40,893 to $15,000 in the 2004 Quarter from $55,893 in the 2003 Quarter.

Selling, general and administrative expenses. Selling, general and administrative decreased by $7,902, or 2.3% to $332,690 in the 2004 Quarter from $340,592 in the 2003 Quarter. The decrease was primarily due to (i) a decrease in rent and utility expense of $48,000, or 35.3% to $87,842 in the 2004 Quarter from $135,842 in the 2003 Quarter due to lower rents in relocated sales offices and (ii) a decrease in advertising of $14,089, or 72.6% to $5,312 in the 2004 Quarter from $19,401 in the 2003 Quarter both partially offset by an increase in travel and attendance at trade shows.

Unrealized loss (gain) on financial guarantees. Unrealized loss (gain) on financial guarantees is attributable to the increase or decrease in market value relating to our price guarantees on common stock which we have issued in payment of trade payables. Unrealized loss (gain) on financial guarantees changed $50,385 or 40.6%, to a loss of $73,696 in the 2004 Quarter from a loss of $124,081 in the 2003 Quarter.

Depreciation and amortization. Depreciation and amortization decreased by $77,657, or 96.1% to $3,165 in the 2004 Quarter from $80,822 in the 2003 Quarter as a consequence of the write-off of the net book value of certain leaseholds in the 2003 Quarter.

Interest expense. Interest expense increased by $19,028 or 81.8% to $42,291 in the 2004 Quarter from $23,263 in the 2003 Quarter as a result of a continued increase in the Company's interest bearing outstanding debt obligations.

As a result of the factors described above, our net loss decreased by $747,668, or 90.6% to $77,757, $.00 per share, in the 2004 Quarter from $825,425, $.04 per share, in the 2003 Quarter.

RESULTS OF OPERATIONS - Six Months Ended December 31, 2004 and 2003

Revenues. Revenues for the six months ended December 31, 2004 (the "2004 Period") were $2,170,077 an increase of $468,715 or 27.6%, from sales of $1,701,362 for the six months ended December 31, 2003 (the "2003 Period"). Sales from our operations in New Rochelle, NY increased $1,168,401 or 534.8% to $1,386,867 in the 2004 Period from $218,466 in the 2003 Period primarily as a consequence of sales of our bomb jamming systems which we did not offer in the 2003 Period and increased sales from our cellular monitoring systems. This increase was partially offset by decreased sales from our other sales locations. During fiscal 2004, we closed our retail stores in New York, Beverly Hills, Miami, and Washington, DC and converted our operations in Beverly Hills, Miami and Washington, DC from retail stores to sales offices. These closures resulted in a decrease of $820,109 from these four locations, representing a 78.8% decline in sales to $220,990 in the 2004 Period from $1,041,099 in the 2003 Period. Our London office also experienced a decrease in sales of $12,741 or 3.4% to $363,056 in the 2004 Period from of $375,797 in the 2003 Period. Revenues from the termination of distribution agreements with non refundable deposit balances increased $133,164, or 201.8%, to $199,164 in the 2004 Period from $66,000 in the 2003 Period.

Cost of Sales. Cost of sales increased by $118,263 or 18.8%, to $745,987 in the 2004 Period from $627,724 in the 2003 Quarter. Cost of sales as a percentage of product sales decreased to 37.9% in the 2004 Period from 38.4% in the 2003 Period reflecting an improvement in product mix.

Compensation and benefits. Compensation and benefits decreased by $83,610, or 7.1% to $1,091,413 in the 2004 Period from $1,175,023 in the 2003 Period primarily due to (i) a reduction in expense in our New York retail store that we closed on January 31, 2004 of $98,335, and (ii) decreases in our Beverly Hills and Washington DC operations where we converted from retail stores to sales offices and reduced these expenses by $120,751 both partially offset by an increase in our New Rochelle operation resulting from an increase in our marketing and sales staff.

Professional fees and legal matters. Professional fees and legal matters decreased by $50,746, or 18.8% to $218,609 in the 2004 Period from $269,355 in the 2003 Period. Based on a review of outstanding legal matters and unpaid settlements, we have established, in consultation with outside counsel, reserves for litigation costs that are probable and can be reasonable estimated. We can provide no assurance, however, that such reserves will be sufficient to absorb actual losses that may result from unfavorable outcomes. Moreover, it is possible that the resolution of litigation contingencies will have a material adverse impact on our consolidated financial condition, results of operations, and cash flows. Because of our financial position, we are subject to claims, which may result in litigation from our creditors. As a result we expect that we will continue to incur attorney's fees and the use of management resources to defend these claims and litigation.

Stock based compensation. Stock based compensation is attributable to the grant of options and warrants to consultants and common stock which we issued to employees in payment of accrued wages at a discount from the market price. These items were valued at $134,957 using the Black-Scholes option-pricing model and were expensed during the 2004 Period. Comparable expense in the 2003 Period was $131,400.

Selling, general and administrative expenses. Selling, general and administrative decreased by $68,225, or 9.0% to $686,759 in the 2004 Period from $754,984 in the 2003 Period. The decrease was primarily due to a decrease in rent and utility expense of $124,025, or 41.8% to $172,771 in the 2004 Period from $296,796 in the 2003 Period due to lower rents in relocated sales offices partially offset by an increase in travel and attendance at trade shows.

Unrealized loss (gain) on financial guarantees. Unrealized loss (gain) on financial guarantees is attributable to the increase or decrease in market value relating to our price guarantees on common stock which we have issued in payment of trade payables. Unrealized loss (gain) on financial guarantees changed $532,819 or 408.7%, to a loss of $402,460 in the 2004 Period from a gain of $130,359 in the 2003 Period.

Depreciation and amortization. Depreciation and amortization decreased by $87,843 or 93.3% to $6,330 in the 2004 Period from $94,173 in the 2003 Quarter as a consequence of the write-off of the net book value of certain leaseholds in the 2003 Period.

Debt issuance expense. Debt issuance expense is attributable to debt we incurred during the quarter ended September 30, 2004 that is convertible into shares of common stock at prices below the market price of our common stock on the date we incurred the debt. The conversion feature was valued at $2,304,455 using the Black-Scholes option-pricing model and was expensed during the 2004 Period. There were no similar transactions in the 2003 Period.

Interest expense. Interest expense increased by $29,729 or 69.2% to $72,673 in the 2004 Period from $42,944 in the 2003 Period as a result of a continued increase in the Company's interest bearing outstanding debt obligations.

As a result of the factors described above, our net loss increased by $2,229,684, or 176.4% to $3,493,566, $.16 per share, in the 2004 Period from
$1,263,882, $.07 per share, in the 2003 Period.

LIQUIDITY AND CAPITAL RESOURCES
The Company incurred net losses of $3,493,566 and $4,992,072 for the six months ended December 31, 2004 and the fiscal year ended June 30, 2004, respectively. At December 31, 2004 we had cash of $33,084 and a working capital deficit of $8,351,606. During the 2004 Period, we had a negative cash flow from operations of $782,091. Our accounts payable and accrued expenses at December 31, 2004 were $4,682,900. As a result of our continuing losses, our working capital deficiency has increased. We funded our losses through loans from our chief executive officer, other officers and the issuance of notes to private investors. We also utilized vendor credit and customer deposits.

Because we have not been able to pay our trade creditors in a timely manner, we have been subject to litigation and threats of litigation from our trade creditors and we have used common stock to satisfy obligations to trade creditors. In many instances when we issue common stock CCS has agreed that if the stock does not reach a specified price level one year from issuance, CCS will pay the difference between that price level and the actual price. As a result, we have contingent obligations to our some of these creditors. With respect to 1,356,459 shares of common stock issued during fiscal 2005, 2004, 2003 and 2002, the market value of the common stock on December 31, 2004 was approximately $564,263 less than the guaranteed price.

Our accounts payable and accrued expenses increased from $3,722,228 at June 30, 2004 to $4,682,900 at December 31, 2004 an increase of $960,672. After a decrease in the market value of our common stock held by trade creditors of $402,460 and the value of common stock issued to trade creditors during the 2004 Period of $50,597 our other accounts payable and accrued expenses increased by $608,809 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $2,635,865 which relate to payments on orders which had not been filled at that date. We have used our advance payments to fund our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

During the past three years we have sought, and been unsuccessful, in our efforts to obtain adequate funding for our business. Because of our losses, we are not able to increase our borrowing. Our bank facility terminated on November 1, 2002 and to date, we do not have any agreements with any replacement bank. In June 2004 we entered into a convertible credit agreement with private investors that permits us to borrow up to $500,000 upon the attainment of certain performance criteria. At December 31, 2004 we had borrowed $494,000 and no more funds are available under this agreement. Our obligations to these lenders become due in June 2005. We do not presently have the resources to pay the lenders. Unless we are either able to raise equity or debt capital, which is unlikely based on our financial condition and history of losses which are continuing, or the lenders extend the maturity date or convert their debt into equity, we are unlikely to be able to pay the notes. If the lenders seek to enforce their notes, it may be necessary for us to seek protection under the Bankruptcy Code. Our failure to obtain financing would materially impair our ability to continue in business, and we cannot assure you that we will be able to obtain the necessary financing. Our main source of funds other than the private investors has been from loans from our chief executive officer, customer deposits and vendor credit. During fiscal 2004 we raised $813,000 resulting from the exercise of options to buy our common stock and the sale of our common stock. Management cannot provide any assurance that we will be able to raise any more money through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders might suffer significant dilution and the issuance of securities may result in a change of control. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3.  Controls and Procedures

Our chief executive officer and chief financial officer have supervised and participated in an evaluation of the effectiveness of our disclosure controls and procedures as and, based on their evaluations, they believe that, as of December 31, 2004, our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. As a result of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

On or about March 13, 2003, an action was commenced against CCS and its subsidiary in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida captioned Welcome Publishing Company, Inc. v. CCS International, Ltd. and Counter Spy Shop of Mayfair Ltd., Inc. seeking damages of $140,430 for an alleged breach of an advertising contract. On January 18, 2005 this case was settled. The terms of the settlement agreement stipulate an immediate payment of $25,000 which was made on January 19, 2005 and five equal monthly installments of $5,888.34 each commencing on February 19, 2005.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

On December 9, 2004, the Company issued 87,500 shares of common stock to a consultant in payment of $10,000 of consulting services. None of the services provided by the Consultant involved the raising of debt or equity capital or the market of the Company's stock.

During the six months ended December 31, 2004, the Company issued 167,473 shares of common stock to an employee in payment of $27,000 of accrued wages.

During the six months ended December 31, 2004, the Company issued 95,000 shares of common stock in full settlement, subject to certain terms, of $34,800 of CCS's accrued professional fees. If the proceeds from the sale of the common stock are less than $34,800, CCS will pay to the creditors the difference between the $34,800 and the proceeds from the sale of the common stock. At December 31, 2004, the market value of the 95,000 shares of common stock was $20,900.

None of the shares issued by the Company during the six months ended December 31, 2004, were issued in transactions involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriting or broker was involved in the stock issuances and the Company did not pay any compensation to any person in connection with the stock issuances.

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

Date:  February 22, 2004