Form 10QSB
period 2005-03-31
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2005-05-17
CIK 1117258

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

                                   (Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934 For the transition period from to

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of May 15, 2005 was 23,127,921.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10QSB

                           PERIOD ENDED March 31, 2005


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of March 31, 2005 (unaudited) and June 30, 2004       3

         Consolidated Statements of Operations (unaudited) for the three and nine months
            ended March 31, 2005 and March 31, 2004                                           4

         Consolidated Statements of Cash Flow (unaudited) for the nine months ended
            March 31, 2005 and March 31, 2004                                                 5

         Notes to Consolidated Financial Statements                                           6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                        16

Item 3.  Controls and Procedures                                                             20

PART II -OTHER INFORMATION

Item 1.  Legal Proceedings                                                                   20

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds                          20

Item 6.  Exhibits and Reports on Form 8-K                                                    21

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,
                                                                               2005         June 30,
                                                                            (Unaudited)        2004
                                                                           ------------    ------------
ASSETS
Current Assets:
      Cash                                                                 $     16,412    $    172,395
      Accounts receivable                                                        52,240              --
     Inventory                                                                  681,437         723,065
     Other current assets                                                       117,135         205,162
     Current assets of discontinued operations                                       --         255,696
                                                                           ------------    ------------
        Total current assets                                                    867,224       1,356,318

Property and Equipment, at cost less accumulated depreciation
   and amortization of $2,000 at March 31, 2005                                  23,000              --
Property and equipment of discontinued operations, at cost less
   depreciation and amortization of $170,969 at June 30, 2004                        --          22,248
Receivable from CCS International, Ltd. less allowance for uncollectible
   amounts of $2,886,167 at March 31, 2005                                           --              --
Other assets                                                                     20,244           8,489
Other assets of discontinued operations                                              --          26,612
                                                                           ------------    ------------

 Total assets                                                              $    910,468    $  1,413,667
                                                                           ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued expenses                                 $  1,178,788    $    576,538
     Note payable - CEO/stockholder                                           1,802,713         788,779
     Convertible notes payable                                                  494,000         200,000
     Notes payable - officers                                                    62,000              --
     Note payable - other                                                       125,000              --
     Customer deposits                                                          357,797         907,409
     Deferred revenue                                                           861,090         626,365
     Current liabilities of discontinued operations                                  --       5,657,998
                                                                           ------------    ------------
         Total current liabilities                                            4,881,388       8,757,089
                                                                           ------------    ------------

Commitments and contingencies - See Notes

Stockholders' deficit:
     Preferred stock, $.0001 par value, 10,000,000 shares authorized:
         Series A Convertible-$1.00 per share liquidation preference,
            3,500,000 shares authorized, issued and outstanding                     350             350
         Series B Convertible-$1.00 per share liquidation preference,
            1,500,000 shares authorized, issued and outstanding                     150             150
         Series C Convertible-$.01 per share liquidation preference,
            5,000,000 shares authorized, issued and outstanding                      --              --
     Common stock, $.0001 par value, 100,000,000 shares authorized,
         23,027,921 and 22,306,816 issued and outstanding at March 31,            2,303           2,231
            2005 and June 30, 2004 respectively
     Additional paid in capital                                               6,363,922       3,808,283
     Accumulated deficit                                                    (10,328,855)    (11,136,871)
     Accumulated other comprehensive loss                                        (8,790)        (17,595)
                                                                           ------------    ------------
       Total stockholders' deficit                                           (3,970,920)     (7,343,452)
                                                                           ------------    ------------

Total liabilities and stockholders' deficit                                $    910,468    $  1,413,637
                                                                           ============    ============

The accompanying notes are an integral part of these financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three Months Ended          Nine Months Ended
                                                                ----------------------------    ----------------------------
                                                                          March 31,                      March 31,
                                                                ----------------------------    ----------------------------
                                                                    2005            2004            2005            2004
                                                                ------------    ------------    ------------    ------------
Revenues                                                        $    430,829    $    287,325    $  2,500,906    $    703,406
                                                                ------------    ------------    ------------    ------------

Costs and expenses:
     Cost of sales                                                   119,648          80,284         800,897         155,055
     Compensation and benefits                                       500,800         558,732       1,539,748         704,725
     Professional fees                                                37,040          23,138         147,345          37,454
     Stock based compensation                                         12,000         200,000         146,957         200,000
     Selling, general and administrative expenses                  3,265,091         187,646       3,940,728         307,884
     Depreciation and amortization                                     2,000              --           2,000              --
                                                                ------------    ------------    ------------    ------------
                                                                   3,936,579       1,049,800       6,577,675       1,405,118
                                                                ------------    ------------    ------------    ------------
Operating loss from continuing operations
      before other items                                          (3,505,750)       (762,475)     (4,076,769)       (701,712)
                                                                ------------    ------------    ------------    ------------

Debt issuance and interest expense:
     Debt issuance expense                                            17,000              --       2,321,455              --
     Interest expense                                                 53,279          10,899         107,401          24,492
                                                                ------------    ------------    ------------    ------------
                                                                      70,279          10,899       2,428,856          24,492
                                                                ------------    ------------    ------------    ------------

Loss from continuing operations                                   (3,576,029)       (773,374)     (6,505,625)       (726,204)
                                                                                                                ------------

Discontinued operations:
     Income (loss) from operations of discontinued subsidiary -
        CCS International, Ltd.                                      293,494        (550,781)       (270,476)     (1,861,833)
     Loss on disposal of CCS International, Ltd.                    (743,000)             --        (743,000)             --
                                                                ------------    ------------    ------------    ------------
                                                                    (449,506)       (550,781)     (1,013,476)     (1,861,833)
                                                                ------------    ------------    ------------    ------------

Net loss                                                        $ (4,025,535)   $ (1,324,155)   $ (7,519,101)   $ (2,588,037)
                                                                ============    ============    ============    ============

Loss per share, basic and diluted:
     From continuing operations                                 $      (0.16)   $      (0.04)   $      (0.29)   $      (0.04)
                                                                ============    ============    ============    ============
     From discontinued operations                               $      (0.02)   $      (0.03)   $      (0.04)   $      (0.10)
                                                                ============    ============    ============    ============
     Total                                                      $      (0.18)   $      (0.07)   $      (0.33)   $      (0.14)
                                                                ============    ============    ============    ============

Weighted average number of shares                                 22,849,345      19,376,856      22,568,661      19,052,117
                                                                ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                  --------------------------------
                                                                                              March 31,
                                                                                  --------------------------------
                                                                                       2005              2004
                                                                                  --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations                                               $   (6,505,625)   $     (726,204)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                        2,000                --
      Debt issuance expense                                                            2,321,455                --
      Amortization of deferred compensation                                              107,957           597,784
      Allowance for doubtful accounts - CCS International, Ltd.                        2,886,167                --
      Stock issued to consultant and employee for services                                57,500            45,000
      Discount on common stock issued for services                                        39,000                --
      Decrease in other comphrensive loss                                                  8,805           (19,649)
      Noncash compensation - CEO/stockholder                                              79,700            24,499
      Noncash interest expense - CEO/stockholder                                          27,763            20,233
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
        (Increase) in accounts receivable                                                (52,240)               --
        Decrease (increase) in inventory                                                  41,628          (735,036)
        Decrease (increase) in other current assets                                       88,027           (52,792)
        (Increase) in other assets                                                       (11,785)          (29,110)
        Increase in accounts payable and accrued expenses                                611,450           132,313
        (Decrease) increase in customer deposits                                        (549,612)           35,990
        Increase in deferred revenue                                                     234,725           613,071
      Discontinued operations                                                           (167,369)         (572,769)
                                                                                  --------------    --------------
Net cash used in operating activities                                                   (780,454)         (666,670)
                                                                                  --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                   (25,000)               --
                                                                                  --------------    --------------
                                                                                         (25,000)               --
                                                                                  --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under note payable - other                                                125,000                --
    Borrowings under convertible credit facility                                         294,000                --
    Borrowings under note payable - officers                                              62,000                --
    Borrowings under note payable - CEO/stockholder                                      168,471            49,722
    Proceeds from issuance of common stock                                                    --           718,000
                                                                                  --------------    --------------
Net cash provided by financing activities                                                649,471           767,722
                                                                                  --------------    --------------

Net (decrease) increase in cash                                                         (155,983)          101,052

Cash, beginning of period                                                                172,395            10,415
                                                                                  --------------    --------------
Cash, end of period                                                               $       16,412    $      111,467
                                                                                  ==============    ==============

   The accompanying notes are an integral part of these financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

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

Organization and Nature of Business

         The Company is engaged in the design, assembly and sale of security and surveillance products and systems. The Company purchases finished items for resale from independent manufacturers, and also assembles off-the-shelf electronic devices and other components into proprietary products and systems at its own facilities. The Company generally sells to businesses, distributors, government agencies and consumers through five sales offices located in Miami, Florida; Beverly Hills, California; Washington, DC; Hong Kong, its executive offices located in New Rochelle, New York and through its retail store/service center in London, England.

Principles of Consolidation

         The consolidated financial statements include the accounts of SIT and its wholly-owned subsidiaries, Homeland Security Strategies, Inc., a New York corporation, that commenced operations on August 20, 2003; Homeland Security Strategies of California, Inc., a California corporation, that operates a sales office that commenced operations on December 26, 2003; Homeland Security Strategies Inc of Florida, Inc., a Florida corporation, that operates a sales office that commenced operations on January 30, 2004 and Homeland Security Strategies (UK), Ltd. (formerly Counter Spy Shop of Mayfair Limited, a United Kingdom corporation that operates a retail store/service center. All significant intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations

         Prior to 2004, a significant portion of the Company's revenue was derived from sales by retail stores which were operated by the Company's wholly-owned subsidiary, CCS International, Inc. ("CCS"). Commencing in mid 2003 and continuing through March 2004, the Company closed all of its retail stores, although the Company continues to make modest retail sales from its headquarters and its London branch. On March 22, 2005, the Company sold the stock of CCS to Menahem Cohen, who was then a vice president and a director of the Company, for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. Since the Company no longer operates any retail stores, the operations of CCS and its subsidiaries are treated as a discontinued operation in our financial statements. The subsidiaries disposed of were, in addition to CCS, Spy Shop, Ltd. d/b/a Counter Spy Shop of Delaware (formerly a retail store closed on January 31, 2004); Security Design Group, Inc. (formerly a manufacturing operation, currently inactive); Counter Spy Shop of Mayfair London, Ltd. (formerly a retail store closed on July 1, 2003); CCS Counter Spy Shop of Mayfair London, Ltd. (formerly a retail store closed on January 1, 2004); Counter Spy Shop of Mayfair, Ltd. (formerly a sales office/retail store that ceased operations on March 31, 2004). The operations of CCS International, Ltd. and its subsidiaries have been included in gain or loss from discontinued operations for all periods presented.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

Going Concern and Liquidity

         The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully discussed in the Company's 2004 Form 10-KSB, the Company's June 30, 2004 audited financial statements included a "going concern" qualification from its independent auditors due to the Company's lack of profitability and negative working capital. The Company incurred losses from continuing operations of $6,505,625 and $3,041,400 for the nine months ended March 31, 2005 and the fiscal year ended June 30, 2004, respectively, and net losses of $7,519,101 and $4,992,072 for the nine months ended March 31, 2005 and the fiscal year ended June 30, 2004, respectively. In addition, at March 31, 2005, the Company had a working capital deficit of $4,014,164 and a deficiency in stockholders' equity of $3,970,920. The Company requires additional financing which may not be readily available. The Company's bank facility has terminated, and the only source of funds other than operations has been loans from the Company's chief executive officer, deposits from customers and distributors and proceeds from notes. (See Notes 3, 4, 5 and 6). These factors raise substantial doubt about the Company's ability to continue as a going concern. To address the Company's immediate cash requirements which are necessary for the Company to continue in business, management discontinued substantially all of its retail operations during the fiscal year ended June 30, 2004 and re-focused its marketing efforts to focus on its sophisticated bomb jamming and cellular monitoring systems. In addition management has begun marketing its bomb jamming and cellular monitoring systems to the United States Government and contractors of the United States Government. Sales to these groups of these systems were $973,000 during the nine months ended March 31, 2005. The Company had no sales to the United States Government or government contractors during the fiscal year ended June 30, 2004. As part of this effort, the Company has aggressively re-focused its staff, and is actively pursuing additional equity and debt financing to supplement cash flow from operations. The Company and its management believe that its bomb jamming and cellular monitoring systems and the United States Government marketplace are viable products and markets in which to compete, and ultimately achieve profitability. The Company's ability to continue its operations is dependent upon its ability to generate sufficient cash flow either from operations or from financing, to meet its obligations on a timely basis and to further develop and market its products. However, the Company's low stock price and its continuing losses make it difficult to obtain equity and debt funding, and, there can be no assurances that additional financing will be available to the Company on acceptable terms, or at all, or that the Company will generate the necessary cash flow from operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Revenue recognition

         The Company recognizes revenue from sales upon the delivery of merchandise to a customer. The Company recognizes revenue from our sophisticated monitoring systems and bomb jamming systems after installation, testing and customer acceptance. Non-refundable advance payments received under marketing and distribution arrangements are deferred and either applied as payments towards customer purchases made pursuant to the terms of the respective agreements, or recognized as income at the termination of the agreement if specified purchase quotas have not been met by the customer. Customer deposits are initially recorded as liabilities and recognized as revenue when the related goods are shipped.

Contingent Liabilities of CCS

         The Company's balance sheet at March 31, 2005 does not reflect any liabilities of CCS, since the Company was not an obligor or guarantor with respect to any of the liabilities except as set forth in Note 3. The Company issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

Contingent Liabilities of CCS - continued

creditor's subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not the Company, the amount by which the target prices exceeded the value of the stock on March 31, 2005, which was $292,603, is not reflected as a liability of the Company at March 31, 2005. Although the Company has no contractual obligation with respect to any of the obligations of CCS, and the Company believe that it has a valid defense to any claim that it has any liability with respect to any liabilities or obligations of CCS, it is possible that creditor of CCS or its subsidiaries may make a claim against the Company and that they may prevail.

Financial Guarantees

Certain shares issued by the Company to settle its debt obligations contain a price guarantee that requires the Company to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor's subsequent sale of the shares. The Company accounts for these transactions by recording the debt at fair value with periodic mark-to-market adjustments until the guarantee is settled. Unrealized gains or losses resulting from changes in fair value are included in earnings and accrued expenses.

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

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123(R) will be effective for fiscal years beginning after June 15, 2005, which for the Company is the first quarter of the fiscal year ended June 30, 2006. While the Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis, it is currently evaluating the impact this statement will have on its consolidated financial statements.

         Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured until the options vest.

         FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005, 2004, 2003 and 2002: dividend

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

Stock-based Compensation - continued

yield of 0%, risk-free interest rates ranging from of 3.38% to 4.32%, expected lives of eight years, and expected volatility ranging from 120% to 178%. Under the accounting provisions of SFAS Statement 123, the Company's net loss and loss per share for the three and nine months ended March 31, 2005 and March 31, 2004 would have been the pro forma amounts indicated below:

                                                              Three Months Ended                    Nine Months Ended
                                                        --------------------------------    --------------------------------
                                                                    March 31,                           March 31,
                                                        --------------------------------    --------------------------------
                                                             2005              2004              2005              2004
                                                        --------------    --------------    --------------    --------------
Net loss:
     As reported                                        $   (4,025,535)   $   (1,324,155)   $   (7,519,101)   $   (2,588,037)
     Add: Stock based employee compensation expense
        included in reported net loss                               --                --                --                --
     Deduct: Total stock based employee compensation
        expense determined under the fair value based
          method for all awards                             (1,142,768)         (177,759)       (1,196,214)         (214,677)
                                                        --------------    --------------    --------------    --------------
                                                        $   (5,168,303)   $   (1,501,914)   $   (8,715,315)   $   (2,802,714)
                                                        ==============    ==============    ==============    ==============

Loss per share, basic and diluted:
     As reported                                        $        (0.18)            (0.07)   $        (0.33)   $        (0.14)
     Proforma                                           $        (0.23)   $        (0.08)   $        (0.39)   $        (0.15)

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

Warranties

         The Company warrants the products and systems it sells to be free from defects in materials and workmanship under normal use. Parts and labor costs to repair defective products or systems are covered during the first ninety days after delivery of the product or system. Thereafter the cost is billed to the customer. A tabular reconciliation of the Company's aggregate product warranty liability for the nine months ended March 31, 2005 and March 31, 2004 is as follows:

                                           Nine Months Ended
                                               March 31,
                                        -----------------------
                                           2005         2004
                                        ----------   ----------
Balance July 1,                         $   15,000   $   15,000

Charges for warranty work                       --           --

Accrual for product warranties issued
   during the period                        20,000           --
                                        ----------   ----------
Balance at March 31,                    $   35,000   $   15,000
                                        ==========   ==========

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

Reclassifications

         Certain prior year balances have been reclassified to conform to the current year presentation.

2. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2005 consisted of the following:

Accounts payable - trade                                     $    355,982
Professional fees                                                 110,558
Payroll liabilities (includes delinquent payroll taxes and
   associated interest and penalties of $387,717)                 583,991
Deferred rent payable                                              50,145
Other                                                              78,112
                                                             ------------
                                                             $  1,178,788
                                                             ============

3. Note Payable - CEO/stockholder

         This amount represents a note payable to the Company's chief executive officer and includes deferred salary of $275,971 and accrued interest of $175,536 based on an interest rate of 5% per annum. The Note is secured by substantially all of the assets of the Company and is due on demand. Prior to the sale of CCS (See Note 7), the Company's chief executive officer had advanced to CCS the sum of $750,741. Pursuant to his employment agreement with the Company, the Company guaranteed CCS' obligations to him to the maximum amount of $738,000. The Company's obligations under this guaranty are payable only from cash flow from operations not required for the Company's business. (See Note 8.) Because of CCS' financial condition, the guaranteed obligations have been reflected as a liability of the Company's balance sheet.

4. Notes Payable - Convertible Credit Facility; Debt Issuance Expense

         On June 10, 2004 the Company entered into a convertible credit agreement with private investors pursuant to which the Company borrowed $494,000. The notes bear interest at the rate of 10% per annum, are convertible into the Company's common stock at $.10 per share and mature on June 30, 2005, except that in the event of default the conversion rate is reduced to $.05 per share. The conversion feature was valued at $2,619,788 using the Black-Scholes option-pricing model. The Company expensed $315,333 of this amount in the year ended June 30, 2004 and $2,304,455 during the quarter ended September 30, 2004 as debt issuance expense.

5.  Note Payable - Officers

         This amount represents demand notes payable to two officers and directors of the Company. The notes bear interest at the rate of 5% per annum, and are unsecured. In connection with the notes the Company issued 25,000 shares of its common stock to one of the lenders. The Company expensed $4,250, the value of the common stock, as debt issuance expense during the quarter ended March 31, 2005.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

6.  Note Payable - Other

         This amount represents a note payable to a private investor which the Company issued in January 2005. The note is payable on demand, bears interest at the rate of 11% per annum, and is unsecured. In connection with the note, the Company issued 75,000 shares of its common stock to the lender. The Company expensed $12,750, the value of the common stock, as debt issuance expense during the quarter ended March 31, 2005.

7. Disposition of Assets - Sale of CCS International, Ltd.

         On March 22, 2005, the Company sold all of the stock of CCS to Menahem Cohen for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. Because of CCS's financial condition the Company has established a full reserve for uncollectible amounts due from them of $2,886,167.

         Prior to the sale of CCS,, the Company's president and chief executive office, had advanced to CCS the sum of $750,741. Pursuant to Mr. Jamil's employment agreement with the Company, the Company guaranteed CCS obligations to Mr. Jamil to the maximum amount of $738,000 (See Notes 3 and 8). The Company's obligations under this guaranty are payable only from cash flow from operations not required for the Company's business. Because of CCS' financial condition, the guaranteed obligations have been reflected as a liability of the Company's balance sheet.

         In connection with the sale of the stock of CCS Cohen resigned as vice president and director of the Company, and the Company entered into a consulting agreement with Cohen through December 31, 2007, pursuant to which the Company will pay Cohen compensation at the annual rate of $108,000.

         The statement of operations for the nine months ended March 31, 2005 reflects the operations of CCS as discontinued operations. Set forth below is the statement of operations for the fiscal year ended June 30, 2004 which reflects the operations of CCS as a discontinued operation.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

7. Disposition of Assets - Sale of CCS International, Ltd. - continued:

Revenues                                                 $  1,316,572
                                                         ------------

Costs and expenses:
     Cost of sales                                            483,790
     Compensation and benefits                              1,283,216
     Professional fees                                         87,954
     Stock based compensation                               1,292,851
     Selling, general and administrative expenses             852,397
                                                         ------------
                                                            4,000,208
                                                         ------------
Operating loss from continuing operations
      before other items                                   (2,683,636)
                                                         ------------

Debt issuance and interest expense:
     Debt issuance expense                                    315,333
     Interest expense                                          42,431
                                                         ------------
                                                              357,764
                                                         ------------

Loss from continuing operations                            (3,041,400)

     Loss from operations of discontinued subsidiary -
        CCS International, Ltd.                            (1,957,672)
                                                         ------------

Net loss                                                 $ (4,999,072)
                                                         ============
Loss per share, basic and diluted:
     From continuing operations                          $      (0.15)
                                                         ============
     From discontinued operations                        $      (0.10)
                                                         ============
     Total                                               $      (0.25)
                                                         ============

Weighted average number of shares                          20,036,902
                                                         ============

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)


8.  Employment Agreements

         On March 20, 2005 the Company entered into a five-year employment agreement with Mr. Ben Jamil pursuant to which he agreed to serve as the Company's president and chief executive officer. The agreement calls for an annual base compensation of $250,000 and may be increased on each anniversary date commencing July 1, 2005 by 10% if the Company achieves certain performance criteria. In addition to the base salary, the chief executive officer is eligible to receive an annual discretionary bonus commencing June 30, 2005, at the sole discretion of the board of directors. Pursuant to the agreement, the Company granted the chief executive officer a non-qualified stock option to purchase 10,000,000 shares of common stock at an exercise price of $.20 per share. These options vest cumulatively as to 5,000,000 shares immediately and as to the remaining 5,000,000 shares one year from the date of the agreement. In addition the Company issued to Mr. Jamil 4,000,000 shares of series C preferred stock, a newly created series of preferred stock. Pursuant to the agreement, the Company guaranteed the obligations to Mr. Jamil of CCS for advances made by Mr. Jamil to CCS, to the maximum amount of $738,000. At March 31, 2005, CCS owed Mr. Jamil $750,741. Payment of the Company's obligations pursuant to this guaranty can only be made from cash flow from operations not required for the Company's business.
         On March 20, 2005 the Company entered into a five-year employment agreement with Mr. Chris R. Decker pursuant to which he agreed to serve as the Company's executive vice president and chief financial officer. The agreement calls for an annual base compensation of $120,000 and may be increased on each anniversary date commencing July 1, 2005 by 10% if the Company achieves certain performance criteria. In addition to the base salary, the chief financial officer is eligible to receive an annual discretionary bonus commencing June 30, 2005, at the sole discretion of the board of directors however, the bonus will not be less than 10%. Pursuant to the agreement, the Company granted the chief financial officer a non-qualified stock option to purchase 1,000,000 shares of common stock at an exercise price of $.20 per share. These options vest cumulatively as to 500,000 shares immediately and as to the remaining 500,000 shares one year from the date of the Agreement. In addition the Company issued to Mr. Decker 1,000,000 shares of series C preferred stock, a newly created series of preferred stock.

         See Note 10 for information relating to the series C preferred stock.

9.  Common Stock

         During the nine months ended March 31, 2005, the Company issued 137,500 shares of common stock in payment of $18,500 of consulting services.

         During the nine months ended March 31, 2005, the Company issued 282,105 shares of common stock to an employee in payment of $39,000 of accrued wages.

         During the nine months ended March 31, 2005, the Company issued 161,500 shares of common stock in full settlement, subject to certain terms, of $62,247 of CCS's accrued professional fees.

         On February 8, 2005, the Company issued 20,000 shares of its common stock in connection with the settlement of a lawsuit against CCS.

         On March 31, 2005, the Company issued 20,000 shares of common stock in full settlement, subject to certain terms, of $9,200 of its accrued professional fees. If the proceeds from the sale of the common stock are less than $9,200 the Company will pay to the creditors the difference between the $9,200 and the proceeds from the sale of the common stock. At March 31, 2005, the market value of the 20,000 shares of common stock was $9,200.

         During the nine months ended March 31, 2005, the Company issued 100,000 shares of common stock in connection with its borrowings of $175,000 from two individuals.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

10.  Series C Preferred Stock

         On March 18, 2005 the board of directors authorized a new series of preferred stock, the series C preferred stock, consisting of 5,000,000 shares. Each share of series C preferred stock is convertible into common stock on a share for share basis if, prior to February 28, 2010, the Company generates either revenue of $6,000,000 or net income before taxes and before deduction of any non-cash expenses incurred in connection with the issuance of equity securities in connection with the private placement or public offering of the Corporation's debt or equity securities of $250,000. If neither of such targets is met by February 28, 2010, the rights of the holders of the preferred stock terminate and the holders are required to transfer the shares of series C preferred stock to the Company for no consideration. The holders of the series C preferred stock vote with the holder of the common stock on an as-if converted basis, even if the event which triggers the conversion right has not occurred. If dividends are declared on the common stock, the holders of the series C preferred stock receive dividends on an as-if converted basis. The preferred stock has a liquidation preference of $.01 per share, and after payment of the liquidation preference, the holders of the preferred stock share with the holders of the common stock on an as-if converted basis.

11.  2005 Stock Incentive Plan

         On February 7, 2005, our board of directors adopted the 2005 Stock Incentive Plan, which provided for the grant of non-qualified stock options or the issuance of stock grants for a maximum of 1,500,000 shares of common stock to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of the date of this quarterly report on Form 10-QSB, stockholder approval of the 2005 stock plan has not been obtained, and all options granted under the plan will be non-qualified stock options.

12.  Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic and diluted loss per share is computed using the weighted average number of shares of common stock outstanding and excludes all common stock equivalents outstanding during the period. Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Stock options and preferred stock that are convertible into common stock based on the Company's attainment of performance goals are not includible in the calculation of earnings per share until the specified targets are met. The following securities have been excluded from the diluted computation for the three and nine months ended March 31, 2005 and Match 31, 2004 because they are contingently issuable and/or antidilutive:

                                           Three Months Ended              Nine Months Ended
                                       ---------------------------   ---------------------------
                                                 March 31,                    March 31,
                                       ---------------------------   ---------------------------
                                           2005           2004           2005           2004
                                       ------------   ------------   ------------   ------------
Series A convertible preferred stock      3,500,000      3,500,000      3,500,000      3,500,000
Series B convertible preferred stock      1,500,000      1,500,000      1,500,000      1,500,000
Series C convertible preferred stock      5,000,000             --      5,000,000             --
Stock options                            13,609,500      2,609,500     13,609,500      2,609,500
Warrants                                    400,000        400,000        400,000        400,000

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

13.  Income taxes

         The Company did not incur any income tax liabilities during the three and nine month periods ended March 31, 2005 and March 31, 2004 due to operating losses. As of March 31, 2005, the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during the nine months ended March 31, 2005 and March 31, 2004 because management is uncertain as to their ultimate realization.

14.  Legal Matters

         Although the Company is not the defendant in any litigated matter, CSS and one or more of its subsidiaries is the defendant in a number of actions, in which the total amount claimed is approximately $1,702,000. Although the Company is not a party to any agreement with the plaintiff in any of these actions and has not taken any action to guarantee these obligations, it is possible that the plaintiffs may seek to make a claim against the Company. The Company believes that it has no liability in any of these actions, and will vigorously defend any action which seeks to impose liability upon the Company.

         Although the Company has no contractual obligation with respect to any of the obligations of CCS, and the Company believe that it has a valid defense to any claim that it has any liability with respect to any potential liabilities or obligations of CCS, it is possible that creditor of CCS or its subsidiaries may make a claim against the Company and that they may prevail. The Company believes that it has meritorious and valid defenses against all such potential litigation, and will vigorously defend any actions based on such claims.

Note 15.  Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information for the nine month periods ended March 31, 2005 and March 31, 2004 are as follows:

                                                           Nine Months Ended
                                                       -----------------------
                                                              March 31,
                                                       -----------------------
                                                          2005         2004
                                                       ----------   ----------

Interest paid                                          $   24,406   $    4,259
                                                       ==========   ==========

Taxes paid                                             $    3,108   $       --
                                                       ==========   ==========

Non-cash financing and investing activities:
    Common stock issued to settle accounts payable     $    9,200   $       --
                                                       ==========   ==========

    Accrued interest and deferred salary credited to
    note payable - CEO/stockholder                     $  107,463   $   44,732
                                                       ==========   ==========

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW.

         The following discussion should be read in conjunction with the financial statements and notes thereto of the Company for the fiscal year ended June 30, 2004, which are included in our Annual Report on Form 10-KSB for such fiscal year. Historical results and trends should not be taken as indicative of future operations. Further, in March 2005, the Company sold the stock of CCS. The Company's balance sheet as of June 30, 2004, included in this report on Form 10-QSB reflects the assets and liabilities of CCS as assets and liabilities of discontinued operations, and the statement of operations for the fiscal year ended June 30, 2004 set forth in Note 7 reflects the results of operations of CCS as operations of discontinued operations. Management's statements contained in this report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

         We are operating under a heavy financial burden as reflected in our substantial working capital deficiency and our continuing losses and negative cash flow from operations. We have sought to address these problems by disposing of our retail stores and borrowing $494,000 from a group of investors. However, these loans mature June 30, 2005. We presently do not have the funds to pay these loans, and, because of our financial condition and the price and market for our stock, we may not be able to raise the funds to pay these notes. If we are unable to raise the necessary funds and if the holders of the notes do not either extend or convert their notes, it may be necessary for us to seek protection under the Bankruptcy Code.

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

         During fiscal 2004 and 2005, we changed the direction of our sales effort. We substantially reduced our retail operations by closing our retail stores or converting to them to sales offices, we sold CCS, and we expanded our marketing efforts directed at commercial and governmental users, particularly with respect to our sales of our bomb jamming systems, which we did not offer during 2003, and our cellular monitoring systems. As a result, we were able to increase our sales in the nine months ended March 31, 2005 as compared with the comparable period of 2004, although we continue to operate at a loss. We do not anticipate that retail sales will account for a significant portion of our sales on an ongoing basis.

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

Revenue recognition

         We recognize revenue from sales upon the delivery of merchandise to a customer. We recognize revenue from our sophisticated monitoring systems and bomb jamming systems after installation, testing and customer acceptance. Non-refundable advance payments received under marketing and distribution arrangements are deferred and either applied as payments towards customer purchases made pursuant to the terms of the respective agreements, or recognized as income at the termination of the agreement if specified purchase quotas have not been met by the customer. Customer deposits are initially recorded as liabilities and recognized as revenue when the related goods are shipped.

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

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123(R) will be effective for fiscal years beginning after June 15, 2005, which for the Company is the first quarter of the fiscal year ended June 30, 2006. While the Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis, it is currently evaluating the impact this statement will have on its consolidated financial statements.

            Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured until the options vest.

Income taxes
         We use the liability method to determine income tax expense. Under this method, deferred tax assets and liabilities are computed based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. Because of our losses we did not incur any income tax expense during the three or nine months ended March 31, 2005 or March 31, 2004.

Financial guarantees

         The agreements pursuant to which we issued certain shares to settle debt obligations contain a price guarantee that requires us to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor's subsequent sale of the shares. We account for these transactions by recording the debt at fair value with periodic mark-to-market adjustments until the guarantee is settled. Unrealized gains or losses resulting from changes in fair value are included in earnings and accrued expenses.

Fair Value of Financial Instruments

         The fair values of financial instruments recorded on the balance sheet are not significantly different from their carrying amounts due to the short-term nature of those instruments, or because they are accounted for at fair value.

Foreign Currency Translation

         The functional currency of our United Kingdom subsidiary is the local currency. Accordingly, we translate all assets and liabilities into U.S. dollars at current rates. Revenues, costs, and expenses are translated at average rates during each reporting period. Gains and losses resulting from the translation of the consolidated financial statements are excluded from results of operations and are reflected as a translation adjustment and a separate component of stockholders' deficit. Translation adjustments were $8,790 as of March 31, 2005. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.

Discontinued Operations

On March 22, 2005, the Company sold all of the stock of CCS to Memahem Cohen for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. The Company's balance sheet at March 31, 2005 does not reflect any liabilities of CCS, since the Company was not an obligor or guarantor with respect to any of the liabilities except as set forth in Note 3. The Company issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor's subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not the Company, the amount by which the target prices exceeded the value of the stock on March 31, 2005, which was $292,603 is not reflected as a liability of the Company at March 31, 2005. Although the Company has no contractual obligation with respect to any of the obligations of CCS, and the Company believe that it has a valid defense to any claim that it has any liability with respect to any liabilities or obligations of CCS, it is possible that creditor of CCS or its subsidiaries may make a claim against the Company and that they may prevail.

Although CCS has operated at a loss since the fiscal year ended June 30, 2001, during the three months ended March 31, 2005, the discontinued operations generated an operating income of approximately $293,000. Such operating income resulted from reversals of reserves from prior periods and the accrual of forfeited deposits.

RESULTS OF OPERATIONS - Nine Months Ended March 31, 2005 and 2004

Revenues. Revenues for the nine months ended March 31, 2005 (the "2005 Period") were $2,500,906, an increase of $1,797,500 or 255.5%, from revenues of $703,406 for the nine months ended March 31, 2004 (the "2004 Period") primarily as a consequence of sales of our bomb jamming systems which we did not offer in the 2003 Period and increased sales from our cellular monitoring systems. Revenues from the termination of distribution agreements with non refundable deposit balances were $99,164 in the 2005 Period. There were no similar revenues in the 2004 Period.

Cost of Revenue. Cost of sales increased by $645,842 or 416.5%, to $800,897 in the 2005 Period from $155,055 in the 2004 Period as a consequence of increased sales. Cost of sales as a percentage of product sales increased to 33.4% in the 2005 Period from 22.0% in the 2004 primarily as a consequence of sales of our bomb jamming systems which we did not offer in the 2004 Period and increased sales from our cellular monitoring systems both of which have higher cost of sales.

Compensation and benefits. Compensation and benefits increased by $835,023, or 118.5% to $1,539,748 in the 2005 Period from $704,725 in the 2004 Period primarily due to (i) an increase of $646,029 in our New Rochelle operation and $201,874 in our Miami operation resulting from building marketing, sales and administrative staffs. These increases were offset by a decrease in our London operation resulting from reduced administrative salaries.

Professional fees and legal matters. Professional fees and legal matters increased by $109,891, or 293.4% to $147,345 in the 2005 Period from $37,454 in the 2004 Period. Based on a review of CCS's outstanding legal matters and unpaid settlements, we have established, in consultation with outside counsel, reserves for litigation costs that are probable and can be reasonable estimated. We can provide no assurance, however, that such reserves will be sufficient to absorb actual losses that may result from unfavorable outcomes. Moreover, it is possible that the resolution of litigation contingencies will have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

Stock based compensation. Stock based compensation is attributable to the grant of options and warrants to consultants and common stock which we issued to employees in payment of accrued wages at a discount from the market price. These items were valued at $146,957 using the Black-Scholes option-pricing model and were expensed during the 2005 Period. Comparable expense in the 2004 Period was $200,000.

Selling, general and administrative expenses. Selling, general and administrative increased by $3,632,844, or 1,179.9% to $3,940,728 in the 2005 Period from $307,884 in the 2004 Period. The increase was primarily due to (i) the full reserve for uncollectible amounts relating to receivables from CCS International, Ltd. of $2,886,167 in the 2005 Period, and (ii) an increase in travel and attendance at trade shows of $175,346 or 233.4% to $250,475 in the 2005 Period from $75,129 in the 2004 Period.

Depreciation and amortization. Depreciation and amortization was $2,000 in the 2005 Period and relates to equipment and leaseholds acquired during the period. There were no depreciable assets during the 2004 Period.

Debt issuance expense. Debt issuance expense is attributable to debt we incurred during the quarter ended September 30, 2004 that is convertible into shares of common stock at prices below the market price of our common stock on the date we incurred the debt. The conversion feature was valued at $2,304,455 using the Black-Scholes option-pricing model and was expensed during the 2004 Period. Also included in debt issuance expense is $17,000 representing the value of 100,000 shares of our common stock we issued in the quarter ended March 31, 2005 in connection with loans from officers and others. There were no similar transactions in the 2004 Period.

Interest expense. Interest expense increased by $82,909 or 338.5% to $107,401 in the 2005 Period from $24,492 in the 2004 Period as a result of a continued increase in the Company's interest bearing outstanding debt obligations.

Loss from discontinued operations. Loss from discontinued operations includes CCS's operating loss of $270,476 in the 2005 Period from $1,861,833 in the 2004 Period a decrease of $1,591,357 or 85.5% and a loss on the disposal of CCS of $743,000 in the 2005 Period. Included in the loss on disposal of CCS is a charge for $738,000 that represents the Company's guarantee of the obligations to Mr. Jamil of its previous subsidiary, CCS.

As a result of the factors described above, our net loss increased by $4,931,064, or 190.5% to $7,519,101, $.33 per share, in the 2005 Period from
$2,588,037 , $.14 per share, in the 2004 Period.

LIQUIDITY AND CAPITAL RESOURCES

We incurred net losses of $7,519,101 and $4,992,072 for the nine months ended March 31, 2005 and the fiscal year ended June 30, 2004, respectively. At March 31, 2005 we had cash of $16,412 and a working capital deficit of $4,014,164. During the 2005 Period, we had a negative cash flow from operations of $780,454. Our accounts payable and accrued expenses at March 31, 2005 were $1,178,788. As a result of our continuing losses, our working capital deficiency has increased. We funded our losses through loans from our chief executive officer, other officers and the issuance of notes to private investors. We also utilized vendor credit and customer deposits.

Our accounts payable and accrued expenses increased from $576,538 at June 30, 2004 to $1,178,788 at March 31, 2005 an increase of $602,250 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $1,218,887 which relate to payments on orders which had not been filled at that date. We have used our advance payments to fund our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

During the past three years we have sought, and been unsuccessful, in our efforts to obtain adequate funding for our business. Because of our losses, we are not able to increase our borrowing. Our bank facility terminated on November 1, 2002 and to date, we do not have any agreements with any replacement bank. In June 2004 we entered into a convertible credit agreement with private investors pursuant to which we borrowed $494,000. Our obligations to these lenders become due in June 2005. We do not presently have the resources to pay the lenders. Unless we are either able to raise equity or debt capital, which is unlikely based on our financial condition and history of losses which are continuing, or the lenders extend the maturity date or convert their debt into equity, we are unlikely to be able to pay the notes. If the lenders seek to enforce their notes, it may be necessary for us to seek protection under the Bankruptcy Code. Our failure to obtain financing would materially impair our ability to continue in business, and we cannot assure you that we will be able to obtain the necessary financing. Our main source of funds other than the private investors has been from loans from our chief executive officer, customer deposits and vendor credit. During fiscal 2004 we raised $813,000 resulting from the exercise of options to buy our common stock and the sale of our common stock. Management cannot provide any assurance that we will be able to raise any more money through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders might suffer significant dilution and the issuance of securities may result in a change of control. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3.  Controls and Procedures

         Our chief executive officer and chief financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

         During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

         On or about March 13, 2003, an action was commenced against CCS and its subsidiary in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida captioned Welcome Publishing Company, Inc. v. CCS International, Ltd. and Counter Spy Shop of Mayfair Ltd., Inc. seeking damages of $140,430 for an alleged breach of an advertising contract. On January 18, 2005, prior to our sale of CSS, this case was settled. The terms of the settlement agreement stipulate an immediate payment of $25,000 which was made on January 19, 2005 and five equal monthly installments of $5,888.34 each commencing on February 19, 2005. We were not a party to either the action or the settlement agreement, and, therefore, have no obligations with respect to the settlement agreement.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

         During the nine months ended March 31, 2005, we issued the following in transactions which were not registered pursuant to the Securities Act of 1933:

      o 137,500 shares of common stock to a consultant in payment of $18,500 of consulting services. None of the services provided by the Consultant involved the raising of debt or equity capital or the market of the Company's stock.

      o 282,105 shares of common stock to an employee in payment of $39,000 of accrued wages.

      o 120,000 shares of common stock in settlement, subject to certain terms, of $41,050 of CCS's accrued professional fees. If the proceeds from the sale of the common stock are less than $41,050 when the shares are sold, CCS will pay to the creditors the difference between the $41,050 and the proceeds from the sale of the common stock. At March 31, 2005, the market value of the 120,000 shares of common stock was $55,200.

      o 20,000 shares of common stock in connection with the settlement of a lawsuit against CCS.

      o 100,000 shares of common stock in connection with the borrowing of $175,000 from two individuals.

None of these shares were issued in transactions involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriting or broker was involved in the stock issuances and the Company did not pay any compensation to any person in connection with the stock issuances.



Item 6.           EXHIBITS AND REPORTS ON FORM 8K

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

                    SECURITY INTELLIGENCE TECHNOLOGIES, INC.


                                    By: /s/ Ben Jamil
                                    ----------------------------------
                                    Ben Jamil, chief executive officer


                                    By: /s/ Chris R. Decker
                                    ---------------------------------------
                                    Chris R.Decker, chief financial officer

Date:  May 17, 2005