Form 10KSB
period 2005-06-30
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2005-10-12
CIK 1117258

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2005
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        COMMISSION FILE NUMBER 000-31779

                    SECURITY INTELLIGENCE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The Registrant's revenues for the fiscal year ended June 30, 2005 were $2,736,096.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, was $1,347,676 at September 30, 2005.

The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of September 30, 2005 was 26,124,356.

DOCUMENTS INCORPORATED BY REFERENCE

      None

                                TABLE OF CONTENTS

                                                                            Page
                                                                          Number

Part I                                                                         4

Description of Business                                                        4

Description of Properties                                                     16

Legal Proceedings                                                             17

Submission Of Matters To A Vote Of Security Holders                           17

Part II                                                                       17

Market For Registrant's Common Equity And Related Stockholder
   Matters                                                                    17

Management's Discussion And Analysis Of Financial Condition And
   Results Of Operations                                                      20

Financial Statements And Supplementary Data                                   25

Changes In And Disagreement With Accountants On
   Accounting And Financial Disclosure                                        25

Controls And Procedures                                                       25

Other Information                                                             25

Part III

Directors, Executive Officers, Promoters And Control Persons;
   Compliance With Section 16 (A) Of The Exchange Act Of The Registrant       25

Executive Compensation                                                        27

Security Ownership Of Certain Beneficial Owners And Management                31

Certain Relationships And Related Transactions                                32

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

                                     PART I

Item 1. Description of Business

Our Business

We design, assemble, market and sell security products. Our products and services are used throughout the world by military, law enforcement and security personnel in the public and private sectors. Our clients include governmental agencies, multinational corporations and non-governmental organizations. Our principal products are:

      o equipment designed to jam bombs which are activated by remote radio-controlled signals such as cell phones and garage door openers;

      o     systems which are used to monitor mobile and other communications;
            and

      o countermeasure security equipment, including countersurveillance, wiretap detection, voice stress analysis lie detection equipment and voice logging systems.

Although our operations have generated losses since our organization, we believe that our ability to operate profitably in the future will be dependent upon our ability to continue to develop and market our bomb jamming equipment and to market our communications monitoring systems. We design and assemble the bomb jamming equipment, which we introduced in 2004. We market the communications monitoring systems pursuant to a distribution agreement. Although we offer a number of other security products, revenue from these products has not been significant.

We sold approximately $973,000 of the bomb jamming and communications monitoring equipment during the year ended June 30, 2005. At June 30, 2005, we had two firm orders for bomb jamming equipment, totaling $280,000, which are scheduled for shipment during the second quarter of fiscal 2006.

About Us

We are a Florida corporation organized under the name Hipstyle.com, Inc. in June 1999. In April 2002, in a transaction characterized as a reverse acquisition, we acquired CCS International, Ltd. ("CCS"), and our corporate name was changed to Security Intelligence Technologies, Inc. The transaction by which we acquired the stock of CCS is referred to in this annual report as the "reverse acquisition." From and after April 17, 2002, our business was the business conducted by CCS prior to the reverse acquisition.

Prior to 2004, a significant portion of our revenue was derived from sales by our retail stores which were operated by CCS. Commencing in mid 2003 and continuing through March 2004, we closed all of our retail stores, although we continue to make modest retail sales from our headquarters and our London branch. In March 2005, we sold the stock of CCS to Menahem Cohen, who was then our vice president and a director, for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. Since we no longer operate any retail stores, the operations of CCS are treated as a discontinued operation in our financial statements.

Our principal executive offices are located at 145 Huguenot Street, New Rochelle, New York 10801, telephone (914) 654-8700. Our website is www.secintel.com. Neither the information or other statements contained in our website nor the information contained in any other Internet website is a part of this annual report.

References to "we," "us," "our" and similar words refer to Security Intelligence Technologies, Inc. and its subsidiaries, unless the context indicates otherwise.

                                  RISK FACTORS

An investment in our securities involves a high degree of risk. In determining whether to purchase our securities, you should carefully consider all of the material risks described below, together with the other information contained in this annual report before making a decision to purchase our securities. You should only purchase our securities if you can afford to suffer the loss of your entire investment.

We require significant working capital in order to fund our operations.

At June 30, 2005, we had cash of approximately $1,200, no accounts receivable, and a working capital deficit of approximately $4.9 million. Our operations generated a negative cash flow of more than $1.0 million for the fiscal year ended June 30, 2005 and $860,000 for the fiscal year ended June 30, 2004. In order to pay our current obligations and develop and market our products, we require significant additional working capital. We have incurred losses in the past, our losses are continuing and we are continuing to generate negative cash flow from operations. As a result, our working capital deficiency is increasing. In the event that we are unable to raise the necessary funding we may be unable to continue operations and it may be necessary to seek protection under the Bankruptcy Code.

Our increasing current liabilities reflect our inability to pay creditors currently.

We have used our deposits from our distributors and clients to pay our creditors and finance our operations. If our vendors do not extend us necessary credit, we may not be able to fill our current orders, which may affect the willingness of our distributors and our clients to continue to place orders with us or to make advance payments to us. Our inability to obtain advance payments from distributors and clients will impair our ability to obtain components necessary to make products, which, in turn, may necessitate a cessation of business.

If we continue to operate at a loss, we may be unable to continue in business.

We sustained net losses of $9.8 million, or $.43 per share (basic and diluted), for the fiscal year ended June 30, 2005, and $5.0 million, or $.22 per share (basic and diluted), for the fiscal year ended June 30, 2004, and our losses are continuing. Our failure to operate profitably is affecting the willingness of distributors and clients to place orders with us and the willingness of our suppliers to provide us with necessary components. We cannot assure you we will ever be able to operate profitably, and if we are unable to operate profitably, we may be unable to continue in business, and it may be necessary for us to seek protection under the Bankruptcy Code.

Our independent auditors have included an explanatory paragraph in their report as to our ability to continue as a going concern.

As a result of our continuing and significant losses and our working capital deficiency, our independent auditors have included in their report an explanatory paragraph as to our ability to continue as a going concern.

Our lack of credit facilities may impair our ability to operate.

Our only source of funds since prior to July 1, 2003, other than deposits by our distributors and clients, has been sales of our common stock or the exercise of options to buy our common stock, from which we received gross proceeds of $110,000 during the fiscal year ended June 30, 2005 and $813,000 during the fiscal year ended June 30, 2004, loans and credit facilities from our officers and members of their families and a placement of notes to certain of our stockholders. In view of our substantial working capital deficit and continuing losses, we may be unable to raise equity or obtain additional credit. If we are not able to generate the capital or obtain the credit we require, it may be necessary for us to cease operations and seek protection under the Bankruptcy Code.

If we are unable to generate sales of our bomb-jamming equipment or the communications monitoring equipment, we may not be able to continue in business.

Although we have sold a number of products in the past, our sales of these products have not been sufficient to enable us to operate profitably. We believe that, unless we acquire rights to other products for which there is a significant market, our ability to generate profits is dependent upon our ability to develop, market and sell our bomb-jamming equipment and to market and sell the communications monitoring equipment that we distribute pursuant to a distribution agreement with a foreign supplier. If we cannot generate sufficient sales of these products, we may be unable to continue in business, and it may be necessary for us to seek relief under the Bankruptcy Code.

If we do not have access to the most current technology, we may not be able to market our products and services.

The security industry is constantly changing to meet new requirements, which result from new threats to government and industry, both from potential threats to persons and property, to industrial and governmental espionage, as well as general concern about personal and family safety. In particular, we believe that our ability to generate a profit is dependent upon our ability to sell our bomb-jamming equipment and communications monitoring equipment. In order to meet these needs we must both anticipate problems and develop methods for reducing the potential risk. We rely primarily on the performance and design characteristics of our products in marketing our products, which requires access to state-of-the art technology in order to be competitive. Our business could be impaired if we cannot obtain licenses for such updated technology or develop state-of-the-art technology ourselves. With respect to our bomb-jamming equipment, we need to be able to adapt our products to meet new technical requirements based on changes in the nature of threats from remotely controlled explosive devices. Because of our financial problems, we are not able to devote any significant effort to research and development, which could increase our difficulties in making sales of our products. If we cannot meet the developing challenges, we will not be able to market our bomb-jamming equipment successfully. Furthermore, if our potential customers are not confident that, because of our limited financial resources, we will be able to develop products to meet future requirements as they develop, they may be reluctant to purchase our products.

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

Because of the nature of our products, our ability to market our products is dependent upon the acceptance of our products by government agencies and government contractors.

Our products, particularly our bomb-jamming equipment and communications monitoring equipment, are marketed primarily to domestic and foreign governments, government agencies, including the military, and government contractors. We are subject to a long selling cycle in seeking to market to these customers, and, after a long selling effort, we may not be successful in generating orders for our products, either because the products do not meet the government specifications or because governments and government agencies are reluctant to place a significant purchase order with a company that does not have adequate working capital or financial resources. Further, if government agencies, particularly agencies of the United States government, including the military, purchase competing products, other potential customers may follow their lead and also purchase competing products. As a result, we cannot assure you that we can or will be successful in marketing to these customers and, if we are not successful in this marketing effort, it may be necessary for us to terminate our business and seek protection under the Bankruptcy Code.

Our failure to deliver our products could result in litigation and judgments against us.

If, because of our lack of working capital or for other reasons, we are unable to deliver our products to our distributors and clients, we may be subject to litigation resulting from such failure. If one or more of our creditors or customers obtain significant judgments against us and seeks to enforce the judgments, our ability to continue in business would be impaired and it may be necessary for us to seek protection under the Bankruptcy Code.

Although we have sold the stock of CCS, creditors of CCS may assert claims against us.

CCS had obligations and liabilities, including judgments, which had been reflected as liabilities on our balance sheet prior to our sale of CCS. The liabilities of CCS include stock price guarantees made by CCS in connection with its settlement of debt obligations. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amount of the debt and proceeds from the creditor's subsequent sale of the shares. Although we are not a party to any of the agreements or judgments pursuant to which these liabilities or other obligations arose, it is possible that CCS' creditors may seek to make a claim against us. If such claims are brought against us, we would incur significant expense in defending the claims with no assurance that we will prevail.

We are subject to government regulations, which if violated, could prohibit us from conducting a significant portion of our export business and result in criminal liability.

The United States and other governments have strict regulations concerning the exporting and importing of security devices, which may restrict sales of certain products to bona fide law enforcement agencies or may restrict the sale of certain products from the United States. If we violate any of these laws, we may be subject to civil or criminal prosecutions. If we are charged with any such violations, regardless of whether we are ultimately cleared, we may be unable to sell our products. During the fiscal year ended June 30, 2003, we incurred significant expense and our reputation was impaired as a result of criminal charges against our employees, including one of our officers, even though the charges, which were based on alleged violations of export control regulations, were dismissed.

Because we rely on third parties for much of our distribution, we lack control over the distribution of our products.

Because we have a limited staff, our marketing is generally conducted by third party distributors who have distribution rights within a specified territory. We have no control over the manner in which they market our products, including their compliance with local laws. The inability of our distributors to market and sell our products would impair our ability to operate profitably. Furthermore, in the event that any of our distributors violates the laws of the countries in which they operate, our ability to sell in those countries may be impaired and it is possible that we may be subject to claims that we are a party to such violations. We would incur significant expense in defending any such claim, even if we were to prevail. Further, any such violation by any of our distributors could impair our relationship with the licensor of any products which we license and could result in the termination or non-renewal of one or more of such licenses.

Because we have no alternate source of supply, we may not be able to sell our communications monitoring equipment if the supplier is unable or unwilling to provide us with product.

      We sell our communications monitoring equipment pursuant to a distribution agreement with the foreign supplier of the product. This supplier holds the right to the product, and, in the event that, for any reason, it fails to supply us with product, we have no other source of supply. We may not be able to obtain distribution rights to comparable product. Since we consider the communications monitoring equipment to be crucial to our growth, our growth would be impaired by our inability to market such a product.

Because we are dependent on our management, the loss of key executive officers could harm our business.

Our business is largely dependent upon our senior executive officers, Ben Jamil, our chief executive officer, and Chris R. Decker, our chief financial officer. Although we have employment agreements with both Mr. Jamil and Mr. Decker, the employment agreements do not guarantee that they will continue with us. Our business may be adversely affected if any of our key management personnel or other key employees left our employ.

Because we lack patent or copyright protection, we cannot assure you that others will not be able to use our proprietary information in competition with us.

We have no patent or copyright protection for our proprietary software or products, including our bomb-jamming equipment, and we rely on non-disclosure agreements with our employees. Since our business is dependent upon our proprietary products, the unauthorized use or disclosure of this information could harm our business.

Major corporations may be able to develop and fund marketing efforts that could enable them to dominate the market.

A number of major companies, many of which have strong relationships with the United States and other governments, can both offer security products to governments and industry and fund a product development and marketing program. These companies have the financial ability to dominate the market, to effectively set a standard which may be incompatible with our technology and to use their financial resources and government and industry contacts to successfully compete against us in all major markets, regardless of whether their technology is superior or inferior to ours.

Our growth may be limited if we cannot make acquisitions or obtain licenses to new products.

A part of our growth strategy is to acquire other businesses that are related to our current business and to obtain licenses to new products in the security field. Any acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or issue equity. Our stock price and financial condition may adversely affect our ability to make acquisitions for equity or to raise funds for acquisitions through the issuance of equity securities. If we fail to make any acquisitions, our future growth may be limited. Furthermore, because of our stock price, the issuance of any stock or other equity securities in connection with any acquisition may result in significant dilution to our stockholders and may result in a change of control. As of the date of this annual report, we do not have any agreement or understanding, either formal or informal, as to any acquisition.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make any acquisitions, we could have difficulty integrating the acquired companies' personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us, and our officers may terminate their employment with us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

      o the difficulty of integrating acquired products, services or operations;

      o the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

      o the difficulty of incorporating acquired rights or products into our existing business;

      o difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

      o difficulties in maintaining uniform standards, controls, procedures and policies;

      o the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

      o the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

      o the effect of any laws or government regulations, including any foreign laws or regulations, which relate to the business acquired;

      o potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors has and in the future may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future. At present, all of the authorized preferred stock has been issued to our executive officers; however, we may increase the number of authorized shares of preferred stock.

The issuance of shares through our stock compensation and incentive plans may dilute the value of existing stockholders.

We anticipate using stock options, stock grants and other equity-based incentives, to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price.

Shares may be issued pursuant to our stock plans which may affect the market price of our common stock.

We may issue stock upon the exercise of options or pursuant to stock grants covering a total of 2,650,000 shares of common stock pursuant to our stock incentive plans, including options to purchase 2,609,500 shares which were outstanding on June 30, 2005. In addition we have granted options to purchase a total of 12,000,000 shares to our senior executive officers. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

A third party may claim ownership of stock held by our chief executive officer.

In connection with an agreement between Mr. Ben Jamil and two financial consultants entered into prior to the April 2002 reverse acquisition of CCS into us, the consultants or their designees were to purchase a 30% interest in five of our former subsidiaries, and that 30% was to have been exchanged for 1,500,000 shares of our series B preferred stock. Mr. Jamil advised the consultants and their designees that, as a result of their failure to pay the consideration for the shares, the agreement is terminated and they have no interest in the series B preferred stock or the stock in the five subsidiaries. It is possible that the consultants or their designees may claim that they own the series B preferred stock and we can give no assurance that their claim will not be upheld.

Control by the chairman of our board of directors might limit independent, public stockholder influence over us and prevent a third party from acquiring us even if an acquisition is in the best interest of our stockholders.

As of June 30, 2005, Ben Jamil, our chairman of the board and chief executive officer, beneficially owns 56.0% of our common stock and, as a result of preferred stock ownership, holds 83.0% of our voting rights, and he exercises control over our operations and, at a meeting of stockholders, he may be able to elect all of the members of our board of directors and approve any matter requiring stockholder approval.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

      The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market as a result of Sarbanes-Oxley require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. Because none of our directors are independent directors, we do not have independent audit or compensation committees. We also are not in compliance with requirements relating to the distribution of annual and interim reports, the holding of stockholders meetings and solicitation of proxies for such meeting and requirements for stockholder approval for certain corporate actions. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

Failure to achieve and maintain effective internal controls in accordance with
Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments. We must be in compliance with these requirements for our fiscal year ending June 30, 2008. In preparing to meet such deadline we may identify deficiencies that we may not be able to remediate in time to meet the deadline. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time; we may not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We do not anticipate paying dividends on our common stock.

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

      Law Enforcement Security Products Market. In response to an increased emphasis on safety and protection, the number of active police officers has increased significantly over the past several years. By 1999 there were more than 900,000 law enforcement personnel in the United States. We expect an increase in law enforcement personnel as a partial response to the September 11, 2001, attacks which, we believe, will lead to increased demand for security products.

      Specialized Security Services Market. Corporations are increasingly contracting private companies to handle all or a portion of their security services. Industry studies reflect a growth rate in the market for worldwide security services market at 8.0% annually from 1999 to 2004, and we believe that the market is continuing to grow. We believe that demand by multinational corporations and governmental agencies for security services such as risk assessment, crisis management, guard force management, security force organization and executive protection is likely to increase as these entities continue to establish operations and manufacturing facilities in developed and developing countries. In addition, demand for corporate investigative services continues to grow as businesses react to the need to protect their assets against the growing threat of white collar crime including fraud, counterfeiting and piracy of intellectual property.

Our Products

We design, develop, manufacture and market six core security product lines to governments and government representatives including bomb-jamming systems to nullify radio-controlled improvised explosive devices and communications, cellular monitoring systems, countermeasure equipment, voice stress analysis lie detection equipment, encryption products and voice logging systems.

Bomb-Jamming Systems

Our bomb-jamming equipment is designed to prevent the explosion of radio-controlled improvised explosive devices that are detonated by signals transmitted from such instruments as cell phones and garage door openers. Our bomb jammers blanket an area with radio interference; neutralizing radio controlled improvised explosive devices. These products are designed to protect against assassinations, border control and check point bombings, roadside bombs and other forms of terrorism where the radio waves are used to detonate a bomb. These products are designed to:

      o     jam remote controlled military grade radio command detonators;

      o neutralize radio-controlled triggers of improvised explosive devices;

      o     defend against radio fired mines; and

      o     monitor, detect and locate radio signals and communications;

We offer our bomb jamming equipment in a number of configurations, including a portable unit that can be carried in a briefcase, stationary unit that can be used to protect a building, a vehicle mounted unit that can be incorporated into an armored vehicle, a system that can be used to protect a convoy of vehicles and a tower-mounted unit that is designed to protect a stadium. We also offer an armored vehicle that includes our bomb-jammer as an integral part of the vehicle.

Our bomb-jamming equipment is based on our proprietary software, which can disable radio-controlled improvised explosive devices according to the tactical environment. Because the type of threat is ever changing, and terrorists eventually adapt to overcome countermeasures, our bomb-jamming equipment must constantly be updated and modified to meet the ever-changing threat.

Communications monitoring Systems

We market integrated systems for the surveillance of global system for mobile communications and other communications. With the recent developments in communication technologies, there are many fundamental systems underlying digital wireless communications throughout the world. Intelligence professionals require the ability to monitor, intercept and block various global systems for mobile communications, personal communication systems and other systems using a variety of communications access and monitoring systems. Our customers for our integrated systems for the surveillance of global systems for mobile communications usually request us to custom design a system to meet their communications surveillance requirements which are based on extensive engineering studies of the existing communications systems in each customer's country, along with an in-depth analysis of the various individual needs of the customer. An example of our global systems for mobile communications intercept systems is the GSM 2060, a passive off-the-air intercept system which allows a user to target a specific cellular transmission and listen to both incoming and outgoing conversations.

Countermeasure Products

We manufacture professional and government-level technical surveillance countermeasures systems for the detection and eradication of hostile transmitters also referred to as "bugs" and wiretap devices placed on telephone lines. These systems are commonly utilized by federal agencies charged with maintaining national security and by corporate security personnel for protection against corporate espionage. These systems include our ECMSA-1300, a portable system which hunts out hostile transmitters and wireless cameras, our VL-8000 bug detection "sweep" system, and the CCTA-1000 Telephone System Analyzer, capable of detecting highly sophisticated telephone wiretap devices.

Voice Stress Analysis Lie Detection Equipment

Much like a polygraph machine, our VSA(R) systems are a hardware-based platform for lie detection. The systems operate by detecting an uncontrollable voluntary response in voice pitch originating from the larynx. This pitch is converted to a numeric gauge. Changes in response against a control number indicate projected deception in the subject's response to pointed questions. These systems are frequently used for pre-employment screening, criminal investigations, insurance and private investigations, and corporate security.

Encryption Equipment

We market a suite of encryption products that can be used with telephone, cellular, fax and satellite communications whereby users can communicate with each other and provide a high level of encryption security to protect against unwanted interception. The encryption products are all small, handheld, and portable, capable of being rapidly deployed with minimal training.

Voice Logging Systems

Our voice logging systems are manufactured to exacting specification and offer a low-cost platform for the digital recording of telephone activity for call centers, emergency communications, corporate environments and small businesses. These systems are capable of recording all line activity, number dialed, call duration, and call specifics. The system can monitor live activity in real-time, and play back recorded or archived conversations.

Markets and Marketing

Our domestic marketing targets the United States Government and its contractors and focuses on our sophisticated bomb-jamming and communications monitoring systems. Sales of these systems to the government and government contractors were $973,000 during the year ended June 30, 2005. We did not sell any products to United States Government or government contractors during the fiscal year ended June 30, 2004.

We believe that there is a substantial potential market for our bomb-jamming and communications monitoring equipment, with the United States government and government contractors being potential customers. In Iraq, in Afghanistan, and around the world, American military personnel and their vehicles and installations are targeted, many times a day, by terrorists using remote-controlled improvised explosive devices - activated remotely by devices ranging from cell phones (the primary initiator) to electronic door openers. These radio-controlled improvised explosive devices are said by the Iraq Coalition Casualty Count, an internet site that states that it uses official casualty reports to categorize deaths be selected criteria, to have accounted for more than 51% of all American casualties in Iraq as of May 31, 2005. The same threat is also directed at American diplomats, military contractors, as well as the military, diplomatic, political and business interests of friendly countries.

We have entered into a teaming agreement with a company which brings new technologies to the attention of the Department of Defense and other agencies for testing and procurement, and which has substantial manufacturing and assembly facilities. In addition, separate branches of the United States military are also, and less formally, seeking substantial numbers of bomb jamming systems for nearly immediate use in Iraq and Afghanistan. However, we have not received any orders for our product under any of these programs and we may never receive any orders or any significant orders.

In March 2005, we were designated as an authorized vendor by the United States General Services Administration and we have listed our bomb jamming systems and six of our countermeasure products on our schedule. This program permits government agencies to purchase our products, but it does not represent an order or a commitment for an order. Any orders must be filled pursuant to the applicable procurement policies of the agencies or department involved, and the inclusion in the General Services Administration schedule does not constitute a commitment to purchase any units.

In May 2005, we entered into a reseller agreement with a distributor that is listed on the General Services Administration schedule and has sold in the government marketplace for more than 20 years. We, and this company, are currently working with a branch of the military that has stated that it has a requirement for 1,000 units and we are modifying one of our vehicle mounted bomb-jamming systems to meet the specifications. However, we cannot assure you that we will receive any orders for these products.

We employ a variety of marketing programs in support of our and our reseller's channels to make our target markets aware of the value of our integrated systems and technology and to help create pre-sales awareness of our systems. These programs include trade shows, seminars, direct mailings, brochures and other promotional efforts designed to generate sales leads.

We have a network of international distributors who sell and service our systems and equipment to friendly foreign governments. We and our distributors currently operate in a number of countries and serve a client base representing governmental and non-governmental agencies as well as multinational corporations worldwide.

When first entering a foreign market, we seek to promote our full range of products and services by seeking qualified sales representatives with local ties and existing relationships within the country's business and governmental communities. We try to tailor our marketing strategy to the particular geographic area of the world to which we are marketing our products.

We employ a variety of marketing programs in support of our reseller's channels to make our target markets aware of the value of our integrated systems and technology and to help create pre-sales demand for our resellers. These programs include trade shows, seminars, direct mailings, brochures and other promotional efforts designed to generate sales leads. Training programs are an integral part of our customer service. In addition to enhancing customer satisfaction, we believe that they also help develop customer loyalty and brand awareness, so that we may sell additional products to the same customer. We also use our website to generate brand awareness. However, because of our limited resources, we have reduced our advertising and promotional expense.

Services

We offer comprehensive security training programs in counterintelligence and counter-surveillance at our offices in Miami, Florida, New Rochelle, New York, and London. This training, offered to United States government agencies, friendly nations, and clients in the private sector in the United States and in foreign countries, includes methods of recognizing, deterring, and minimizing security risks. We have conducted seminars for intelligence personnel, crime fighting associations and their associated membership societies, from CIA to FBI to United States Customs, United States Coast Guard, military branches, police departments from New York City's strategic command to police chiefs from a number of cities and towns across the country.

We offer the design, integration, application analysis and technical support of sophisticated electronic and computer driven surveillance, monitoring, tracking and recovery and secure communication equipment. We offer site surveys and security solutions that include consultations and law enforcement training by experienced security personnel who act as advisors and instructors. We engage independent consultants to oversee in-country installations and train the client's personnel in the installation, use and maintenance of their security equipment. These clients are from the corporate world as well as governmental, public and private agencies.

Manufacturing and Suppliers

We currently manufacture our bomb jamming systems in New Rochelle, New York and Sofia, Bulgaria from readily available components.

We offer an armored vehicle which includes our vehicular-mounted bomb-jammer as an integral component. We purchase the armored vehicle from a third party supplier of armored vehicles.

We purchase our communications monitoring equipment from one foreign supplier. We believe alternative suppliers are readily available.

Government Regulations

The United States and other governments have strict regulations concerning the exporting and importing of certain security devices that may restrict sales of certain products to bona fide law enforcement agencies or may restrict the sale of products in or from the United States. We are subject to federal licensing requirements with respect to the sale in foreign countries of certain of our products. In addition, we are subject to a variety of federal, state, local and foreign regulations that govern our operations and the workplace. We are also subject to certain regulations promulgated by, among others, the United States Departments of Commerce and State. We do not offer or sell products or permit our resellers or distributors to sell products in any country where such sale would violate the laws of the United States or the other country.

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

We assemble our bomb-jamming and countermeasure products from components that are readily available from a number of suppliers. We do not have any long-term supply contracts. We purchase our communications monitoring equipment from one supplier.

Competition

The security industry includes companies that offer a range of products and services, such as access control, personnel protection, surveillance, counter-surveillance, computer security, vehicular security, night vision, fiber optics and communications. In order to meet the needs of a prospective customer, we believe that it is necessary to offer integrated solutions across industry lines rather than to offer a range of devices. There are a large number of companies who offer products or services aimed at one or more segments of the security industry, and new technologies are being developed by both new companies and major companies. However, we believe that as the severity of the problem or potential problem increases governments and major corporations, including financial institutions, are less concerned with the price of the products than with such factors as the perceived ability of the vendor to treat the identity of the client, the scope of the work and the solution in confidence and the ability of the vendor to offer an integrated approach that seeks to address the problem by offering a wide range of products and services rather than to offer solutions based on a small range of products and services. However, major clients and potential clients are concerned about the financial condition of the vendor, and our financial condition, including our significant working capital deficiency and our history of losses, raise questions as to our ability to perform under the purchase order and to provide the necessary support following delivery. Competitors have used and may continue to use our financial condition and their stronger financial condition, resources and relationships in marketing their products and services regardless of whether their products and services are better than ours. As discussed below, many of our competitors are substantially stronger than we are financially and are very well known in the industry and have significant government and industry contacts and relationships.

The marketplace for manufacturers and vendors for security and surveillance products and systems is highly competitive and consists of numerous organizations ranging from internet-based mail-order firms to military armament manufacturers such as, Lockheed Martin, and Harris. Other aerospace manufacturers have rushed into the arena of bomb detection and other explosive ordinance disposal products. The security marketplace continues to favor the more established and reliable manufacturers such as Harris, Raytheon, and Lockheed Martin, all with proven technology.

Currently there is growing competition in the cellular interception and monitoring systems market. Although many competitors have greater financial, technical and other resources, we believe that at present our technology gives us a competitive advantage, although because of our financial condition and continuing losses, we are having difficulty competing in this market. In all of these areas, the major corporations have the ability to develop competitive products and fund a marketing effort that enables them to compete successfully against us regardless of whether their products are superior.

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

Employees

As of September 30, 2005, we had 30 employees, of whom 19 were employed at our main office and 11 were employed at our sales offices or service center. None of our employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee related slowdowns and believe our relationship with our employees is good.

Item 2. Description of Properties

We lease approximately 9,040 square feet of executive offices, manufacturing and warehouse space at 145 Huguenot Street, New Rochelle, NY 10801 under a lease that expires on October 31, 2010. The annual rent is approximately $125,000, and is subject to annual increases. We also lease approximately 12,000 square feet for our offices in Miami, Florida; Washington, DC; London, England, and Sofia, Bulgaria, under leases that expire from 2005 to 2010 at a current annual rent of $428,000, subject to annual increases. We believe that our present facilities are adequate to meet our immediate requirements and that any additional space we may require will be available on reasonable terms.

Item 3. Legal Proceedings

Although we are not the defendant in any litigation, CCS and one or more of its subsidiaries is the defendant in a number of actions, in which the total amount claimed is approximately $1,562,000. Judgments have been rendered against CCS in these matters in the approximate amount of $770,000. We are not a party to any agreement with the plaintiff in any of these actions and we have not taken any action to guarantee these obligations. However, it is possible that the plaintiffs may seek to make a claim against us. We believe that we have no liability in any of these actions, and will vigorously defend any action which seeks to impose liability upon us.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock trades on the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol SITG.

The table below sets forth, for the periods indicated, the high and low bid prices of our common stock for the periods indicated, as quoted by the OTC Bulletin Board Research Service. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

      Quarter Ended                                 High Bid      Low Bid
      -------------------------------------------------------------------
      September 30, 2003                              .17          .15
      December 31, 2003                               .18          .16
      March 31, 2004                                  .07          .04
      June 30, 2004                                   .12          .10

      September 30, 2004                              .80          .26
      December 31, 2004                               .45          .17
      March 31, 2005                                  .49          .17
      June 30, 2005                                   .43          .20

On September 30, 2005, the last quoted price by the OTC Bulletin Board was $.10 per share of common stock.

As of September 30, 2005, we had approximately 500 record holders of our common stock.

We have not paid dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

      The following table sets forth information as to equity compensation plans pursuant to which we may issue our equity securities.

Equity Plan Compensation Information

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Number of securities
                                                                                                      remaining available for
                                                                              Weighted average        future issuance under
                                                Number of securities to be    exercise price of       equity compensation plans
                                                issued upon exercise of       outstanding options,    (excluding securities
                                                outstanding options,          warrants and rights     reflects in columns (a))
                                                warrants and rights
                                                (a)                           (b)                     (c)
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders                                            -0-                         --                        -0-
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by
security holders                                         14,609,500                    $.36                      40,500
------------------------------------------------------------------------------------------------------------------------------------
         Total                                           14,609,500                    $.36                      40,500
------------------------------------------------------------------------------------------------------------------------------------

We have two stock option plans, adopted by our board of directors in 2002, and 2004. We did not obtain stockholder approval for either of these plans. These two plans provide for the issuance of a total of 2,650,000 shares of common stock pursuant to non-qualified stock options. As of September 30, 2005, options to purchase 2,609,500 shares were outstanding, of which options to purchase a total of 650,000 shares were held by our officers and directors.

In addition to the options granted pursuant to these plans, in April 2002, we granted Mr. Jamil, our chief executive officer, non-qualified stock options to purchase 1,000,000 shares of common stock with an exercise price of $2.00 per share being the fair market value on the date of grant pursuant to his April 2002 employment agreement. In March 2005, we granted Mr. Jamil stock options to purchase 10,000,000 shares of common stock pursuant to his employment agreement and we granted Mr. Decker, our chief financial officer, non-qualified stock options to purchase 1,000,000 shares of common stock pursuant to his employment agreement. The exercise price for the options granted in March 2005 is $.20 per share, being the fair market value on the date of grant. The terms of Mr. Jamil's and Mr. Decker's employment agreements are set forth under "Item 10. Executive Compensation."

Common Stock Purchase Warrants

In March 2004, we issued three year warrants to purchase 500,000 shares of common stock at an exercise price of $.15 per share to a consultant.

Sales of Unregistered Securities

During the fiscal year ended June 30, 2005, we issued the following securities exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

On June 10, 2004, we entered into a convertible credit agreement with private investors, including Michael D. Farkas pursuant to which we borrowed $200,000 during the year ended June 30, 2004 and $294,000 during the year ended June 30, 2005. The notes are convertible, at the note holder's option, into our common stock, at $.05 per share; provided that the warrants cannot be exercised to the extend that such exercise would result in the holder beneficially owning more than 4.99% of our common stock.

We issued 384,927 shares of common stock to employees in payment of $53,000 of accrued wages.

We issued 137,500 shares of common stock to consultants in payment of consulting fees of $18,500.

We issued 95,000 shares of common stock in full settlement, subject to certain terms, of $34,800 of CCS's accrued professional fees. If the proceeds from the sale of the common stock are less than $41,000, CCS has an obligation to pay the creditors the difference between the $34,800 and the proceeds from the sale of the common stock. At June 30, 2005, the market value of the 95,000 shares of common stock was $19,950.

We issued 25,000 shares of common stock in full settlement of $6,250 of CCS's accrued professional fees.

During January 2005, we issued 100,000 shares of common stock in connection with our borrowings of $175,000 from two individuals.

On February 8, 2005, we issued 20,000 shares of common stock in connection with the settlement of a lawsuit against CCS.

In May 2005, we sold 646,090 shares of its common stock to an accredited investor for $110,000.

Item 6. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General Overview

      The following discussion should be read in conjunction with our financial statements, including the notes thereto. Our financial statements and information have been prepared to reflect our financial position as of June 30, 2005 and June 30, 2004. Historical results and trends should not be taken as indicative of future operations.

      We are operating under a heavy financial burden as reflected in our substantial working capital deficiency and our continuing losses and negative cash flow from operations. We have sought to address these problems during fiscal 2004 by closing our retail operations, although we continue to generate modest retail sales from our headquarters and our London branch, and be entering into credit agreement with certain stockholders pursuant to which we borrowed $494,000. These notes were initially due in June 2005, and were extended for five years.

      In August, 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of our chief executive officer, under which we may borrow up to $680,000. In August and September 2005 we borrowed approximately $433,000 under this agreement. The Agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand, and are secured by a security interest in substantially all of our assets. In connection with this agreement, our chief executive officer has subordinated his security interest in our assets to any borrowings under this agreement. As of September 30, 2005, we had borrowed approximately $433,000 under this agreement.

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

Prior to 2004, a significant portion of our revenue was derived from sales by our retail stores which were operated by CCS, which was then our wholly-owned subsidiary. In March 2005, we sold the stock of CCS to Menahem Cohen, who was then our vice president and a director, for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. Since we no longer operate any retail stores, the operations of CCS are treated as a discontinued operation in our financial statements.

During the fiscal years ended June 30, 2004 and continuing thereafter, we changed the direction of our sales effort. We substantially reduced our retail operations by closing our retail stores or converting to them to sales offices, followed in March 2005 with the sale of our retail subsidiaries. We expanded our marketing efforts directed at commercial and governmental users, particularly with respect to our sales of our bomb-jamming systems, which we did not offer during 2004, and our communications monitoring systems. As a result, we were able to increase our revenues in the fiscal year ended June 30, 2005 as compared with fiscal 2004, although we continue to operate at a loss. We do not anticipate that retail sales will account for a significant portion of our sales on an ongoing basis.

Although we have marketed a number of products in the past, we believe that our ability to generate profits in the future will be dependent upon our ability to develop, market and sell our bomb-jamming equipment and market and sell the communications monitoring equipment that we distribute pursuant to a distribution agreement with a foreign supplier. If we are not able to generate sales from these products or from any new products which we may either develop or for which we may acquire distribution rights, we may be unable to operate profitably and it may be necessary for us to discontinue our operations and seek protection under the Bankruptcy Code.

Critical accounting policies

      We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some of the significant accounting policies and methods applied to the preparation of our consolidated financial statements. See Note 1 of Notes to Consolidated Financial Statements for further discussion of significant accounting policies.

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

Stock-based Compensation

      We periodically grant stock options to employees in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. We also granted shares of preferred stock and stock options to our senior executive officers pursuant to their employment agreements. We account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly accounts for employee stock-based compensation utilizing the intrinsic value method. FAS No. 123, "Accounting for Stock-Based Compensation", establishes a fair value based method of accounting for stock-based compensation plans. We have adopted the disclosure only alternative under FAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if FAS No. 123 had been adopted as well as certain other information.

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123(R) will be effective for fiscal years beginning after June 15, 2005, which for us is the first quarter of our current fiscal year. Through the fiscal year ended June 30, 2005, we provided the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis.

      Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured until the options vest.

Income taxes

      We use the liability method to determine income tax expense. Under this method, deferred tax assets and liabilities are computed based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. Because of our losses we did not incur any income tax expense during the years ended June 30, 2005 or June 30, 2004.

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

Foreign Currency Translation

      The functional currency of our United Kingdom subsidiary is pound sterling. Accordingly, we translate all assets and liabilities into United States dollars at current rates. Revenues, costs, and expenses are translated at average rates during each reporting period. Gains and losses resulting from the translation of the consolidated financial statements are excluded from results of operations and are reflected as a translation adjustment and a separate component of stockholders' deficit. Translation adjustments were $10,357 as of June 30, 2005. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.

Discontinued Operations

On March 22, 2005, we sold all of the stock of CCS to Menahem Cohen for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. Our balance sheet at June 30, 2005 does not reflect any liabilities of CCS, since we were not an obligor or guarantor with respect to any of the liabilities except as set forth in Note 5 of Notes to Consolidated Financial Statements. Prior to the disposition of CCS we issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor's subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not us, the amount by which the target prices exceeded the value of the stock on June 30, 2005, which was $574,628, is not reflected as our liability at June 30, 2005. Although we have no contractual obligation with respect to any of the obligations of CCS, and we believe that it has a valid defense to any claim that it has any liability with respect to any liabilities or obligations of CCS, it is possible that creditor of CCS or its subsidiaries may make a claim against us and that they may prevail.

Results of Operations for the Fiscal Years Ended June 30, 2005 and 2004

Revenues. Revenues for the year ended June 30, 2005 ("fiscal 2005") were $2,736,096, an increase of $1,419,524, or 107.8%, from revenues of $1,316,572 for the year ended June 30, 2004 ("fiscal 2004") primarily as a consequence of sales of our bomb jamming systems which we did not offer in fiscal 2004 and increased sales from our cellular monitoring systems. Revenues from the termination of distribution agreements with nonrefundable deposit balances were $99,164 in fiscal 2005. There were no similar revenues in fiscal 2004.

Cost of Sales. Cost of sales increased by $645,908, or 133.5%, to $1,129,698 in fiscal 2005 from $483,790 in fiscal 2004 as a consequence of increased sales. Cost of sales as a percentage of product sales increased to 42.8% in fiscal 2005 from 36.8% in fiscal 2004 primarily as a consequence of sales of our bomb jamming systems which we did not offer in fiscal 2004 and increased sales from our cellular monitoring systems both of which have higher cost of sales.

Compensation and benefits. Compensation and benefits increased by $726,930, or 56.7% to $2,010,146 in fiscal 2005 from $1,283,216 in fiscal 2004 primarily due to (i) an increase in our marketing, sales, and administrative staffs principally in our headquarters in New Rochelle, New York ($627,423) and in our Miami operations ($201,810) as we changed our business strategy towards marketing our bomb jamming equipment and communications monitoring equipment. These increases were offset by a decrease in our London operation resulting from reduced administrative salaries.

Professional fees and legal matters. Professional fees and legal matters increased by $107,227, or 121.9% to $195,181 in fiscal 2005 from $87,954 in fiscal 2004. Based on a review of outstanding legal matters and unpaid settlements, we have established, in consultation with outside counsel, reserves for litigation costs that are probable and can be reasonable estimated. We can provide no assurance, however, that such reserves will be sufficient to absorb actual losses that may result from unfavorable outcomes. Moreover, it is possible that the resolution of litigation contingencies will have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

Stock based compensation. Stock based compensation is attributable to the grant of options and warrants to consultants and common stock which we issued to employees in payment of accrued wages at a discount from the market price. These items were valued at $160,957 using the Black-Scholes option-pricing model and were expensed during fiscal 2005. The comparable expense in fiscal 2004 was $1,292,851.

Selling, general and administrative expenses. Selling, general and administrative increased by $3,452,105, or 405.0% to $4,304,502 in fiscal 2005 from $852,397 in fiscal 2004. The increase was primarily due to (i) the full reserve for uncollectible amounts relating to receivables from CCS of $2,917,216 in fiscal 2005, and (ii) an increase in travel and attendance at trade shows of $137,474, or 69.9% to $334,136 in fiscal 2005 from $196,662 in fiscal 2004 as part of our efforts to promote our bomb-jamming equipment and our cellular monitoring equipment.

Depreciation and amortization. Depreciation and amortization was $4,000 in fiscal 2005 and relates to equipment and leaseholds acquired during the period. There were no depreciable assets during fiscal 2004.

Debt issuance expense. Debt issuance expense is attributable to debt we incurred during the quarter ended June 30, 2004 and September 30, 2004 that is convertible into shares of common stock at prices below the market price of our common stock on the date we incurred the debt. Effective June 30, 2005, we entered into an agreement with the lenders that, among other things, reduced the conversion price that the debt is convertible into shares of common stock from $.10 per share to $.05 per share. The conversion features were valued at $3,847,832 using the Black-Scholes option-pricing model and was expensed in amounts of $3,532,499 in fiscal 2005 and $315,333 in fiscal 2004. The amount relating to the fiscal year ended June 30, 2005 reflects both the conversion feature as in effect as the date of issuance and the amendment reducing the conversion price. Also included in debt issuance expense is $17,000 representing the value of 100,000 shares of our common stock we issued in the quarter ended March 31, 2005 in connection with loans from officers and others. There were no similar transactions in fiscal 2004.

Interest expense. Interest expense increased by $107,392, or 253.1% to $149,823 in fiscal 2005 from $42,431 in fiscal 2004 as a result of a continued increase in the Company's interest bearing outstanding debt obligations.

Loss from discontinued operations. Loss from discontinued operations includes CCS's operating loss of $270,476 in fiscal 2005 from $1,957,672 in fiscal 2004 a decrease of $1,687,196, or 86.2% and a loss on the disposal of CCS of $743,000 in fiscal 2005. Included in the loss on disposal of CCS is a charge for $738,000 that represents the Company's guarantee of CCS's obligations to Mr. Jamil.

As a result of the factors described above, our net loss increased by $4,782,114, or 95.7% to $9,781,186, $.43 per share, in fiscal 2005 from
$4,999,072, $.25 per share, in fiscal 2004.

Liquidity and Capital Resources

We incurred net losses of $9,781,186 and $4,992,072 for the fiscal years June 30, 2005 and June 30, 2004, respectively. At June 30, 2005 we had cash of $1,243, no accounts receivable and a working capital deficit of $4,862,154. During fiscal 2005, we had a negative cash flow from operations of $1,167,362. Our accounts payable and accrued expenses at June 30, 2005 were $1,465,635. As a result of our continuing losses, our working capital deficiency has increased. We funded our losses through the sale of our common stock, loans from our chief executive officer and the issuance of notes to private investors. We also utilized vendor credit and customer deposits.

Our accounts payable and accrued expenses increased from $576,538 at June 30, 2004 to $1,465,635 at June 30, 2005 an increase of $889,097 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $1,429,191 which relate to payments on orders which had not been filled at that date. We have used our advance payments to fund our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

During the past three years we have sought, and been unsuccessful, in our efforts to obtain adequate funding for our business. Because of our losses, we are not able to increase our borrowing. Our bank facility terminated on November 1, 2002 and to date, we do not have any agreements with any replacement bank. In June 2004, we entered into a convertible credit agreement with certain stockholders pursuant to which we borrowed $494,000. Our obligations to these lenders matured on June 30, 2005, and were extended until June 30, 2010. In August, 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., a company owned by the wife of our chief executive officer, under which we may borrow up to $680,000. In August and September 2005 we borrowed approximately $433,000 under this agreement. These borrowings are due on demand. If demand is made, we do not presently have the resources to pay the lender. If the lender seeks to demand payment or otherwise enforce the notes, it may be necessary for us to seek protection under the Bankruptcy Code. Our We continue to require funds for our operations, and our failure either to obtain financing or generate cash flow from operations would materially impair our ability to continue in business, and we cannot assure you that we will be able to obtain the necessary financing. If we do not obtain necessary funding, either from operations or from investors, we may be unable to continue our operations and it may be necessary for us to seek protection under the Bankruptcy Code.

Our main source of funds other than the private investors has been from loans from our chief executive officer, customer deposits and vendor credit. During fiscal 2005, we received $110,000 and during fiscal 2004 we received $813,000 from the exercise of options to purchase our common stock and the sale of our common stock. We cannot provide any assurance that we will be able to raise any more money through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders might suffer significant dilution and the issuance of securities may result in a change of control. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In March 2005, we sold the stock of CCS. Prior to the sale CCS had incurred liabilities, which continue as liabilities of CCS. Although we did not guaranty payment of the obligations of CCS, it is possible that creditors of CCS may seek payment from us. Although we believe that we have no liability to creditors of CCS, and we would vigorously contest any claim to the contrary, we cannot assure you that a court would not reach a contrary conclusion. Regardless of whether we ultimately prevail, we would incur significant legal and other costs in defending any such action.

Item 7. Financial Statements.

The financial statements begin on Page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures

      As of the end of the fiscal year ended June 30, 2005, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

      There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8b. Other Information

Not applicable.

Item 9. Directors, Executive Officers, Promoters and Control Persons,; Compliance with Section 16(a) of the Exchange Act

      Set forth below is information concerning our directors, executive officers and key employees.

   Name                 Age      Position
   ----                 ---      --------
Ben Jamil                72      Chairman of the board, chief executive officer
Chris R. Decker          57      Chief financial officer and director
Tom Felice               47      Director
Sylvain Naar             63      Director

      Ben Jamil has been chairman of the board, president, chief executive officer and a director of CCS since its organization in July 1992. He assumed such positions with us upon completion of the reverse acquisition in April 2002. Mr. Jamil has more than 40 years experience in government, military, law enforcement and business security, specializing in the design, and marketing of sophisticated, hi-tech systems for communication, voice and data privacy, surveillance and monitoring.

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

      Sylvain Naar has been a director of CCS since March 2002 and became a director upon completion of the reverse merger in April 2002. He became vice president in May of 2003 and resigned from that position in August 2003. From 1990 to February 2002, Mr. Naar was vice president for product and business development at Copytele, Inc. a developer of advanced flat panel displays and secure communication products. With over 30 years experience in telecommunications, Mr. Naar has held numerous executive positions at Hazeltine, Thomson, CSF, and Alcatel.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such reports furnished to us during the year June 30, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were satisfied.

Director Compensation

      Directors are not paid any fees or other remuneration for service on the board or any of its committees.

Meetings and Committees of the Board of Directors

      Our board of directors met seven times during the fiscal year ended June 30, 2005. The board of directors has an Audit Committee comprised of two directors, Chris R. Decker, our chief financial officer, and Sylvain Naar. The audit committee met four times during the fiscal year ending June 30, 2005. The audit committee is primarily responsible for reviewing the services performed by our independent public accountants, evaluating our accounting policies and our system of internal controls, and reviewing significant finance transactions.

      The   functions of the audit committee are focused on three areas:

      o the adequacy of our internal controls and financial reporting process and the reliability of our financial statements.

      o the independence and performance of our independent public accountants.

      o our compliance with legal and regulatory requirements.

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

      The audit committee meets with management periodically to consider the adequacy of our internal controls and the objectivity of its financial reporting. The audit committee discusses these matters with our independent public accountants. Meetings are held with the independent public accountants who have unrestricted access to the audit committee. The audit committee also appoints and engages the independent public accountants and reviews periodically their performance and independence from management. In addition, the audit committee reviews our financing plans and reports recommendations to the full board of directors for approval and to authorize action.

      Management has primary responsibility for our financial statements and the overall reporting process, including our system of internal controls. The independent public accountants audit the annual financial statements prepared by management, express an opinion as to whether those financial statements present fairly our financial position, results of operations and cash flows in conformity with generally accepted accounting principles and discusses with the audit committee any issues they believe should be raised with the audit committee.

      The audit committee reviews our audited financial statements and meets with both management and, our independent public accountants, to discuss such audited financial statements, and financial statements included in quarterly reports on Form 10-QSB. Management represents to the audit committee that the financial statements are prepared in accordance with generally accepted accounting principles. The audit committee receives from and discusses with the written disclosure and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), which relates to the auditors independence.

      Mr. Decker is our audit committee financial expert; however, since he is our chief financial officer and secretary, he is not considered independent. Mr. Naar is not deemed to be independent since he was employed by us during the past three years.

Item 10. Executive Compensation

      Set forth below is information with respect to compensation paid or accrued by us for fiscal years ended June 30, 2005, and 2004 to our chief executive officer and to the only other officer who received compensation of $100,000 during either of those fiscal years.

SUMMARY COMPENSATION TABLE

                                                                                                 Long-Term
                                                                                                 Compensation (Adwards)
                                                   Fiscal                                        Options, SARs
Name and Principal Position                         Year           Salary            Bonus       (Number)
--------------------------------------------        ----          --------           -----       -----------------------
Ben Jamil, chief executive officer                  2005          $250,000           $    --           10,000,000
                                                    2004           250,000                --              200,000
                                                    2003           172,799                --            1,000,000
Chris R. Decker, chief financial officer            2005           121,523            12,000            1,000,000
                                                    2004            88,768                --              150,000
                                                    2003            66,433                --              300,000

During the fiscal year ended June 30, 2005, we granted 4,000,000 shares of series C preferred stock to Mr. Jamil and 1,000,000 shares of series C preferred stock to Mr. Decker. Each share of series C preferred stock is convertible into common stock on a share for share basis if, prior to February 28, 2010, the Company generates either revenue of $6,000,000 or net income before taxes and before deduction of any non-cash expenses incurred in connection with the issuance of equity securities in connection with the private placement or public offering of our debt or equity securities of $250,000. If neither of such targets is met by February 28, 2010, the rights of the holders of the preferred stock terminate and the holders are required to transfer the shares of series C preferred stock to us for no consideration. See Note 11 of Notes to Consolidated Financial Statements. No value was given to the series C preferred stock in the Summary Compensation Table.

In January 2004, we issued 35,000 shares of common stock to Mr. Decker in payment of accrued wages.

Employment Agreements

      In April 2002, in connection with the completion of the reverse acquisition, we entered into a three-year employment agreement with Ben Jamil pursuant to which Mr. Jamil agreed to serve as our president and chief executive officer. The agreement called for an annual base compensation of $250,000 and may be increased on each anniversary date commencing May 1, 2003 by 10% if we achieve certain performance criteria. In addition to the base salary, Mr. Jamil is eligible to receive an annual discretionary bonus commencing June 30, 2003, at the sole discretion of the board of directors. Pursuant to the agreement, we granted Mr. Jamil a non-qualified stock option to purchase 1,000,000 shares of common stock at an exercise price of $2.00 per share. The option vests upon our attaining $10,000,000 of annual revenue and expires on April 17, 2007.

      On March 20, 2005, we entered into employment agreements, dated as of March 20, 2005, with our chief executive officer, Ben Jamil, and its chief financial officer, Chris R. Decker.

      Mr. Jamil's employment agreement provides for Mr. Jamil to serve as our chief executive officer until March 31, 2010, and continuing on a year-to-year basis unless terminated by either party. Mr. Jamil is to receive a base salary of $250,000, which, commencing July 1, 2005, is subject to an increase of at least 10% if our adjusted net income for the fiscal year ending on the most recent June 30th increases by at least $250,000 or, if the prior year's operations generated a loss, the loss decreases by at least $250,000. Adjusted net income is net income before deduction of any non-cash expenses incurred in connection with the issuance of equity securities in connection with the private placement or public offering of the Corporation's debt or equity securities. Mr. Jamil may receive an increase in his base salary greater than 10% or he may receive an increase if we do not meet the performance criteria at the discretion of the board of directors. We also agreed to include Mr. Jamil as one of the board of director's nominees for election as a director. He is also eligible for a discretionary bonus.

      In connection with Mr. Jamil's execution of his employment agreement, and as provided in the agreement, we (i) granted Mr. Jamil a nonqualified stock option to purchase 10,000,000 shares of common stock at an exercise price of $.20, being the fair market value on the date of grant, and (ii) issued to Mr. Jamil 4,000,000 shares of series C preferred stock, a newly created series of preferred stock. The rights of the holders of the series C preferred stock are described under "Description of Capital Stock - Series C Preferred Stock."

      Mr. Jamil has the right to terminate his employment at any time. Upon termination of Mr. Jamil's employment, he may continue as a consultant for two years at a salary equal to half of the sum of his salary in effect on the last day of his employment plus any bonus paid or payable with respect to the prior fiscal year. In the event of a termination of Mr. Jamil's employment as a result of his death, we will pay his base salary to his estate for the lesser of one year or the balance of the term. In the event of a termination of Mr. Jamil's employment other than as permitted by the Agreement, we are to pay Mr. Jamil an amount equal to his base salary plus the bonus paid or payable with respect to the prior fiscal year multiplied by the number of months remaining in the term divided by twelve. In the event of a termination of his employment following a change of control, as defined in the agreement, all options held by Mr. Jamil which have not vested shall vest and we are to pay Mr. Jamil an amount equal to six times the sum of his salary and bonus for the prior fiscal year.

      Pursuant to the agreement, we guaranteed the obligations to Mr. Jamil of CCS for advances made by Mr. Jamil to CCS, to the maximum amount of $738,000. At June 30, 2005, CCS owed Mr. Jamil $760,100. Payment of our obligations pursuant to this guaranty can only be made from cash flow from operations not required for our business.

      Mr. Decker's employment agreement provides for Mr. Decker to serve as our chief financial officer until March 31, 2010, and continuing on a year-to-year basis unless terminated by either party. Mr. Decker is to receive a base salary of $120,000, which, commencing July 1, 2005, is subject to an increase of at least 10% if our adjusted net income for the fiscal year ending on the most recent June 30th increases by at least $250,000 or, if the prior year's operations generated a loss, the loss decreases by at least $250,000. Adjusted net income is net income before deduction of any non-cash expenses incurred in connection with the issuance of equity securities in connection with the private placement or public offering of our debt or equity securities. Mr. Decker may receive an increase in his base salary greater than 10% or he may receive an increase if we do not meet the performance criteria at the discretion of the board of directors. We also agreed to include Mr. Decker as one of the board of director's nominees for election as a director. He is also eligible for a discretionary bonus which will not be less than 10% of his base salary.

      In connection with Mr. Decker's execution of his employment agreement, and as provided in the agreement, we (i) granted Mr. Decker a nonqualified stock option to purchase 1,000,000 shares of common stock at an exercise price of $.20, being the fair market value on the date of grant, and (ii) issued to Mr. Decker 1,000,000 shares of series C preferred stock.

      Mr. Decker has the right to terminate his employment at any time. Upon termination of Mr. Decker's employment, he may continue as a consultant for two years at a salary equal to half of the sum of his salary in effect on the last day of his employment plus any bonus paid or payable with respect to the prior fiscal year. In the event of a termination of Mr. Decker's employment as a result of his death, we will pay his base salary to his estate for the lesser of one year or the balance of the term. In the event of a termination of Mr. Decker's employment other than as permitted by the agreement, we are to pay Mr. Decker an amount equal to his base salary plus the bonus paid or payable with respect to the prior fiscal year multiplied by the number of months remaining in the term divided by twelve. In the event of a termination of his employment following a change of control, as defined in the agreement, all options held by Mr. Decker which have not vested shall vest and we are to pay Mr. Decker an amount equal to six times the sum of his salary and bonus for the prior fiscal year

Stock Option Plans

      We have two stock option plans, adopted by our board of directors in 2002, and 2004, pursuant to which we may grant non-qualified stock options to purchase a total of 2,650,000 shares of common stock. These plans were adopted by the board of directors, and stockholder approval has not been obtained. As of September 30, 2005, options to purchase 2,609,500 shares were outstanding, of which options to purchase a total of 650,000 shares were held by our officers and directors.

      In addition to the options granted pursuant to these plans, in April 2002, we granted Mr. Jamil our chief executive officer, non-qualified stock options to purchase 1,000,000 shares of common stock with an exercise price of $2.00 per share being the fair market value on the date of the grant pursuant to his employment agreement and in March 2005, we granted Mr. Jamil, our chief executive officer, non-qualified stock options to purchase 10,000,000 shares of common stock pursuant to his employment agreement and we granted Mr. Decker, our chief financial officer, non-qualified stock options to purchase 1,000,000 shares of common stock pursuant to his employment. The exercise price for the options granted in March 2005 is $.20 per share, being the fair market value on the date of grant.

Option Exercises and Outstanding Options

      The following table sets forth information concerning the exercise of options during the fiscal year ended June 30, 2005 and the fiscal year-end value of options held by our chief executive officer and chief financial officer, who are the only officer named in the summary compensation table. No stock appreciation rights have been granted.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

                                                                                                               Value of
                                                                           Number of Securities               Unexercised
                                                                          Underlying Unexercised             In-the-Money
                                                                                Options at                 Options at Fiscal
                                                                             Fiscal Year End                   Year End
                                                                          ----------------------           -----------------
                                  Shares
                                 Acquired               Value                 Exercisable/                   Exercisable/
Name                          Upon Exercise            Realized               Unexercisable                  Unexercisable
----------------------        -------------            --------            -------------------              ---------------
Ben Jamil                           --                    --               5,200,000/6,000,000              $50,000/$50,000
Chris R. Decker                     --                    --                 950,000/500,000                $44,000/$5,000

The closing price of our common stock on June 30, 2005, was $.21 per share.

                Option Grants in Fiscal Year Ended June 30, 2005

                                                 Percent of                                      Potential Realizable Value an
                                                 Total Options                                   Annual Rates of Stock Price
                            Number of Shares     Granted to        Exercise                      Appreciation for Option Term
                            Underlying Options   Employees in      Price Per     Expiration      ------------------------------
     Name                   Granted              Fiscal Year       Share         Date                  5%               10%
     ----                   -------              -----------       -----         ----                  --               ---
Ben Jamil                     10,000,000            90.9%          $   .20       Mar 2015          $1,257,789        $3,187,485
Chris R. Decker                1,000,000             9.1%              .20       Mar 2015          $  125,779        $  318,748

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table provides information at to shares of common stock beneficially owned as of September 30, 2005 by:

      o     each director;

      o     each officer named in the summary compensation table;

      o each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

      o     all directors and executive officers as a group.

                                                       Shares of Common     Percentage of
                                                      Stock Benefically     Outstanding
                      Name                                  Owned           Common Stock
------------------------------------------------      ------------------    -------------
Ben Jamil                                                 16,338,000             52.2%
145 Huguenot Street
New Rochelle, NY 10801
Michael D. Farkas                                          1,700,596              6.4%
1691 Michigan Avenue, Suite 425
Miami, FL 33139
Chris R. Decker                                            1,250,000              4.6%
Tom Felice                                                   253,000              1.0%
Sylvain Naar                                                      --                 *
All directors and executive officers as a group
   (four individuals)                                     17,841,000             54.9%

----------
*     Less than 1%.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock that are issuable upon exercise or warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of September 30, 2005. The purchase agreement pursuant to which we issued the convertible notes provide that the notes cannot be converted into more than 4.99% of our common stock. Accordingly, they are not listed in the table of principal stockholders. The total number of shares that may be issued upon conversion of the convertible notes is 11,727,911.

The shares beneficially owned by Mr. Jamil represent 11,138,000 shares of common stock and 5,200,000 shares of common stock issuable upon exercise of options held by him. An option to purchase an additional 1,000,000 shares becomes exercisable when the Company's annual revenues equal of exceed $10,000,000 and an option to purchase an additional 5,000,000 shares of common stock becomes exercisable in March 2006. Mr. Jamil also owns 3,500,000 shares of our series A convertible preferred stock, 1,500,000 shares of our series B preferred stock and 4,000,000 shares of our series C preferred stock. Each share of series A preferred stock is entitled to 15 votes, and each share of series C preferred stock is entitled to one vote. The series B preferred stock is non-voting except as required by law. As a result of his preferred stock ownership, Mr. Jamil holds 80.9% of the voting rights.

The shares beneficially owned by Michael D. Farkas represents 200,000 shares of common stock owned by his IRA, 471,600 shares of common stock owned by his wife, 37,500 shares of common stock owned by him as custodian for their minor children, and the holdings of companies which are beneficially owned by him consisting of 257,496 shares of common stock owned by Atlas Equity Group, Inc., 220,000 shares owned by The Atlas Group of Companies, LLC, 20,000 shares of common stock owned by Global Investment Holdings, LLC and warrants to purchase 494,000 shares of common stock held by Atlas Capital Services, LLC. Mr. Farkas disclaims beneficial ownership of the shares held by his family members, and the entities controlled by him. Because the convertible notes cannot be converted if such conversion would bring the ownership of the note holder and its affiliates to more than 4.99%, the 1,211,658 shares of common stock issuable upon exercise of convertible notes and the 350,000 shares to be issued in connection with the payment of the expenses for the registration statement held by Atlas Equity Group, which is controlled by Mr. Farkas, are not deemed to be beneficially owned by Mr. Farkas at September 30, 2005.

The shares beneficially owned by Mr. Decker represent 300,000 shares of common stock and 950,000 shares of common stock issuable upon exercise of options held by him. An option to purchase an additional 500,000 shares of common stock becomes exercisable in March 2006. Mr. Decker owns 1,000,000 shares of our series C preferred stock.

The shares beneficially owned by Mr. Felice represent 3,000 shares of common stock and 250,000 shares of common stock issuable upon exercise of options held by him.

In connection with an agreement between Mr. Ben Jamil and two financial consultants entered into prior to the reverse acquisition, the consultants or their designees were to purchase a 30% interest in five of our subsidiaries, and that 30% was to have been exchanged for 1,500,000 shares of series B preferred stock. Mr. Jamil has advised the consultants and their designees that, as a result of their failure to pay the consideration for the shares, the agreement is terminated and they have no interest in the series B preferred stock or the stock in the five subsidiaries. It is possible that the consultants or their designees may claim that they own the series B preferred stock or the stock in the five subsidiaries.

Item 12. Certain Relationships and Related Transactions

      In July 2003, we formalized consulting contracts with Michael D. Farkas relating to acquisition services, financial public relations and operational performance services. In connection therewith we granted immediately exercisable options to purchase a total of 1,700,000 options to him. The exercise price ranged from $.10 per share to $.50 per share. As of June 30, 2005 options to purchase 1,700,000 shares were exercised for $400,000.

      On June 10, 2004, we entered into a convertible credit agreement with private investors, including Michael D. Farkas, pursuant to which we borrowed $494,000. The notes are convertible, at the note holder's option, into the Company's common stock. The notes matured on June 30, 2005. Effective June 30, 2005, the maturity date of the notes were extended for five years and the conversion price of the convertible notes was reduced from $.10 to $.05 per share.

      During fiscal year 2004 we paid commissions of $35,000 related to financing activities to Atlas Capital Services, LLC which is beneficially owned by Michael D. Farkas.

In March 2005, we sold the stock of CCS to Menahem Cohen, who was then our vice president and a director, for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. Mr. Cohen resigned as an officer and directors. On January 23, 2004, we had issued options to purchase 150,000 shares of common stock to Mr. Cohen.

The agreement relating to the April 2002 reverse merger provided, as a condition to CCS' obligation to close, that we receive proceeds of $1,000,000 from a private sale of the our securities. This condition was not met at closing, and CCS completed the reverse merger with us having received only $75,000. At the closing of the reverse merger, we entered into a stock pledge agreement with Atlas Equity Group, Inc. a Florida corporation beneficially owned by Michael D. Farkas who is a stockholder of the Company, and who beneficially owns more than 5% of our common stock, pursuant to which Atlas Equity was to have pledged 1,500,000 shares of our common stock. Atlas Equity never delivered the shares to be held pursuant to the pledge agreement. The pledge agreement stipulated the pledged shares were to be returned to Atlas Equity if we sold shares of common stock sufficient to generate net cash proceeds of $925,000 to us prior to June 1, 2002, which date was subsequently extended to June 14, 2002. On December 16, 2002, we and Atlas Equity and certain successor owners of Atlas Equity's pledged shares entered into an agreement that reduced the number of pledged shares to 750,000, restricted the number of pledged shares that could be sold for a period of one year, expanded the money raising activity to include the issuance of debt and extended the date to raise the $925,000 to July 7, 2004. As of June 30, 2005 we had sold shares of common stock and issued debt generating net cash proceeds of $993,000 and all pledged shares have been released.

In August 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of our chief executive officer, under which we may borrow up to $680,000. In August and September 2005 we borrowed approximately $433,000 under this agreement. The Agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand and are secured a security interest in substantially all of our assets. In connection with this agreement, the chief executive officer has subordinated his security interest in our assets to any borrowings under this agreement. As of September 30, 2005, we had borrowed approximately $433,000 under this agreement.

Item 13.  Exhibits

Exhibit
Number      Exhibit Description
---------   --------------------------------------------------------------------
2.1         Agreement and Plan of Merger dated as of February 28, 2002 among the
            Registrant, CCS International, Ltd., and CCS Merger Corp.(1)
2.2         Stock Sale Agreement dated March 22, 2005, by and between the
            Registrant and Menahem Cohen (2)
3.1         Articles of Incorporation(3)
3.2         Articles of Amendment to Articles of Incorporation(4)
3.3         Articles of Amendment to Articles of Incorporation (5)
3.4         By-laws(3)
4.1         Revolving Convertible Credit Agreement, dated June 10, 2004, between the Registrant and private investors (6)
4.2         Extension and amendment dated August 4, 2005 to Revolving
            Convertible Credit Agreement (7)
4.3         Revolving Credit Agreement dated August 30, 2005, between
            Registrant and GCOM Consultants, Inc. (7)

10.1 Employment agreement dated March 20, 2005 between the Company and Ben Jamil (5)
10.2 Employment agreement dated March 20, 2005 between the Company and Chris R. Decker (5)
10.3        2002 Stock Plan (3)
10.4        2005 Stock Plan (8)
10.5 Lease dated June 1, 2000 between Rotterdam Ventures, Inc. d/b/a Galesi Enterprises and the Registrant (3)
10.6 Consulting agreement dated as of July 2, 2003 between the Company and Michael D. Farkas (9)
14.1        Code of Ethics (6)
21.1        Subsidiaries (7)
31.1        Certification of chief executive officer (7)
31.2        Certification of chief financial officer (7)
32.1        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002 (7)

(1) Filed as an exhibit to the Registrant's Form 8-K with a report date of April 17, 2002 and which was filed with the Commission on April 25, 2002, and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Form 8-K with a report date of March 22, 2005 and which was filed with the Commission on March 24, 2005.

(3) Filed as an exhibit to the Registrant's Form 10-KSB for the fiscal year ended June 30, 2002, and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Form S-8 filed with the commission on July 22, 2004, and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Form 8-K with a report date of March 20, 2005 and which was filed with the Commission on March 22, 2005.

(6) Filed as an exhibit to the Registrant's Form 10-KSB for the year ended June 30, 2004, and incorporated herein by reference.

(7)   Filed herewith.

(8) Filed as an exhibit on the Registrant's registration statement on Form S-8, file No. 333-122990, which became effective on February 25, 2005, and incorporated herein by reference.

(9) Filed as an exhibit to the Registrant's registration statement on Form S-8, file No. 333-107226, which became effective on July 22, 2003, and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Demetrius & Company, L.L.C. was our independent auditor for the years ended June 30, 2005 and 2004.

We paid audit fees to Demetrius & Company, L.L.C. of $60,073 during the year ended June 30, 2005 and $67,825 for the year ended June 30, 2004. We did not pay to Demetrius & Company, L.L.C. any audit-related, tax or other fees during either of those years.

Our audit committee approves the engagement of accountants to render all audit and non-audit services prior to the engagement of the accountant based upon a proposal by the accountant of estimated fees and scope of the engagement. Our audit committee has received the written disclosure and the letter from Demetrius & Company, L.L.C. required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with Demetrius & Company, L.L.C. its independence.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SECURITY INTELLIGENCE TECHNOLOGIES, INC.

Dated:  October 12, 2005

                                        /s/ Ben Jamil
                                        Ben Jamil
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Ben Jamil and Chris R. Decker or either of them acting in the absence of the others, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature                            Title                             Date
---------                            -----                             ----


/s/ Ben Jamil          Chairman of the Board, President         October 12, 2005
-------------------    Chief executive officer and Director
    Ben Jamil          (Principal Executive Officer)


/s/ Chris R. Decker     Chief financial officer and Director    October 12, 2005
-------------------    (Principal Financial and Accounting
    Chris R. Decker    Officer)


/s/ Tom Felice          Director                                October 12, 2005
-------------------
    Tom Felice


/s/ Sylvain Naar        Director                                October 12, 2005
-------------------
    Sylvain Naar

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm               F - 1

Consolidated Balance as of Sheet June 30, 2005                        F - 2

Consolidated Statements of Operations for the years ended
      June 30, 2005 and June 30, 2004                                 F - 3

Consolidated Statements of Changes in Stockholders' Deficit
      for the years ended June 30, 2005 and June 30, 2004             F - 4

Consolidated Statements of Cash Flows for the years ended
      June 30, 2005 and June 30, 2004                                F - 5

Notes to Consolidated Financial Statements                        F - 6 - F - 22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Security Intelligence Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Security Intelligence Technologies, Inc. and Subsidiaries as of June 30, 2005, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Intelligence Technologies, Inc. and its Subsidiaries as of June 30, 2005, and the consolidated results of their operations and cash flows for each of the two years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 1, the Company has incurred operating losses in fiscal 2005 and 2004, negative cash flows from operations, and has limited cash and other resources to fund future operations. Management's plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
September 27, 2005

SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2005

ASSETS
Current Assets:
     Cash                                                                                     $      1,243
     Inventory                                                                                     566,133
     Other current assets                                                                          103,285
                                                                                              ------------
        Total current assets                                                                       670,661

Property and Equipment, at cost less accumulated depreciation
   and amortization of $4,000                                                                       21,000
Receivables from CCS International, Ltd. and subsidiaries less
     allowance for uncollectible amounts of $2,917,216                                                  --

Other assets                                                                                        18,199
                                                                                              ------------

 Total assets                                                                                 $    709,860
                                                                                              ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued expenses                                                    $  1,465,635
     Note payable - CEO/stockholder                                                              1,897,664
     Convertible notes payable                                                                     494,000
     Notes payable - other                                                                         246,325
     Customer deposits                                                                             578,801
     Deferred revenue                                                                              850,390
                                                                                              ------------
         Total current liabilities                                                               5,532,815
                                                                                              ------------

Commitments and contingencies - See Notes

Stockholders' deficit:
     Preferred stock, $.0001 par value, 10,000,000 shares authorized:
         Series A Convertible-$1.00 per share liquidation preference, 3,500,000 shares
            authorized, issued and outstanding                                                         350
         Series B Convertible-$1.00 per share liquidation preference, 1,500,000 shares
            authorized, issued and outstanding                                                         150
         Series C Convertible-$.01 per share liquidation preference,
            5,000,000 shares authorized, issued and outstanding                                         --
     Common stock, $.0001 par value, 100,000,000 shares authorized,
         23,951,833 shares issued and outstanding                                                    2,395
     Additional paid in capital                                                                  7,775,448
     Accumulated deficit                                                                       (12,590,941)
     Accumulated other comprehensive loss                                                          (10,357)
                                                                                              ------------
       Total stockholders' deficit                                                              (4,822,955)
                                                                                              ------------

Total liabilities and stockholders' deficit                                                   $    709,860
                                                                                              ============

The accompanying notes are an integral part of these  financial statements.

           SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Year Ended
                                                                     ---------------------------------
                                                                                 June 30,
                                                                     ---------------------------------
                                                                          2005                 2004
                                                                     ------------         ------------
Revenues                                                             $  2,736,096         $  1,316,572
                                                                     ------------         ------------

Costs and expenses:
     Cost of sales                                                      1,129,698              483,790
     Compensation and benefits                                          2,010,146            1,283,216
     Professional fees                                                    195,181               87,954
     Stock based compensation                                             160,957            1,292,851
     Selling, general and administrative expenses                       4,304,502              852,397
     Depreciation and amortization                                          4,000                   --
                                                                     ------------         ------------
                                                                        7,804,484            4,000,208
                                                                     ------------         ------------
Operating loss from continuing operations
      before other items                                               (5,068,388)          (2,683,636)
                                                                     ------------         ------------
Debt issuance and interest expense:
     Debt issuance expense                                              3,549,499              315,333
     Interest expense                                                     149,823               42,431
                                                                     ------------         ------------
                                                                        3,699,322              357,764
                                                                     ------------         ------------
Loss from continuing operations                                        (8,767,710)          (3,041,400)
                                                                     ------------         ------------
Discontinued operations:
     Income (loss) from operations of discontinued subsidiary
        CCS International, Ltd.                                          (270,476)          (1,957,672)
     Loss on disposal of CCS International, Ltd.                         (743,000)                  --
                                                                     ------------         ------------
                                                                       (1,013,476)          (1,957,672)
                                                                     ------------         ------------
Net loss                                                             $ (9,781,186)        $ (4,999,072)
                                                                     ============         ============

Net loss per above                                                   $ (9,781,186)        $ (4,999,072)
Other comprehensive gain (loss)-translation adjustment                      7,238              (17,595)
                                                                     ------------         ------------
Total comprehensive loss                                             $ (9,773,948)        $ (5,016,667)
                                                                     ============         ============

Loss per share, basic and diluted:
     From continuing operations                                      $      (0.38)        $      (0.15)
                                                                     ============         ============
     From discontinued operations                                    $      (0.05)        $      (0.10)
                                                                     ============         ============
     Total                                                           $      (0.43)        $      (0.25)
                                                                     ============         ============

Weighted average number of shares                                      22,798,310           20,036,902
                                                                     ============         ============

   The accompanying notes are an integral part of these financial statements.

           SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                       YEARS ENDED JUNE 30, 2005 AND 2004

                                                            Convertible Preferred
                                                            ---------------------
                                             Series A             Series B             Series C            Common Stock
                                        -----------------    -----------------    -----------------     ------------------
                                        Shares     Amount    Shares     Amount    Shares     Amount     Shares      Amount
                                        ------     ------    ------     ------    ------     ------     ------      ------
Balances, June 30, 2003                  3,500,000  $ 350     1,500,000  $ 150            --   $ --     17,411,389     1,741
                                         -----------------------------------------------------------------------------------

Sale of common stock                            --     --            --     --            --     --      1,190,000       119
Adjustment to record discount
   given on stock sales                         --     --            --     --            --     --             --        --
Issuance of common stock
   to settle debt                               --     --            --     --            --     --        836,459        84
Stock issued to consultants                     --     --            --     --            --     --      2,868,968       287
Amortization of deferred
   compensation                                 --     --            --     --            --     --             --        --
Debt issuance expense
Net loss                                        --     --            --     --            --     --             --        --
Other comphrehensive loss                       --     --            --     --            --     --             --        --
                                         -----------------------------------------------------------------------------------
Balances, June 30, 2004                  3,500,000    350     1,500,000    150            --     --     22,306,816     2,231

Sale of common stock                                                                                       646,090        64
Issuance of common stock
   to settle debt                                                                                          261,500        26
Stock issued to employees
   and consultants for services                                                                            617,427        62
Stock issued to lenders                                                                                    100,000        10
Amortization of debt issuance
   expense
Stock issued in settlement of
   lawsuit                                                                                                  20,000         2
Issuance of preferred stock                                                        5,000,000     --
Amortization of deferred
   compensation
Adjustment to record discount
   given on stock issued for
     services
Net loss
Other comphrehensive gain
Disposal of CCS, Ltd. and subs
                                         -----------------------------------------------------------------------------------
Balances, June 30, 2005                  3,500,000  $ 350     1,500,000  $ 150     5,000,000   $ --     23,951,833    $2,395
                                         ===================================================================================


                                                       Retained       Accumulated
                                      Additional       Earnings          Other             Total
                                       Paid-in       (Accumulated    Comprehensive     Stockholders'
                                       Capital          Deficit)         Loss             Deficit
                                       -------          --------         ----             -------
Balances, June 30, 2003                $  507,123      $ (6,137,799)    $     --       $(5,628,435)
                                       ------------------------------------------------------------

Sale of common stock                      168,881                --           --           169,000
Adjustment to record discount
   given on stock sales                   596,500                --           --           596,500
Issuance of common stock
   to settle debt                         756,083                             --           756,167
Stock issued to consultants               789,338                             --           789,625
Amortization of deferred
   compensation                           675,025                             --           675,025
Debt issuance expense                     315,333                                          315,333
Net loss                                       --        (4,999,072)          --        (4,999,072)
Other comphrehensive loss                      --                --      (17,595)          (17,595)
                                       ------------------------------------------------------------
Balances, June 30, 2004                 3,808,283       (11,136,871)     (17,595)       (7,343,452)

Sale of common stock                      109,936                                          110,000
Issuance of common stock
   to settle debt                          87,002                                           87,028
Stock issued to employees
   and consultants for services            96,938                                           97,000
Stock issued to lenders                    16,990                                           17,000
Amortization of debt issuance
   expense                              3,532,499                                        3,532,499
Stock issued in settlement of
   lawsuit                                  5,398                                            5,400
Issuance of preferred stock
Amortization of deferred
   compensation                           107,957                                          107,957
Adjustment to record discount
   given on stock issued for
     services                              53,000                                           53,000
Net loss                                                 (9,781,186)                    (9,781,186)
Other comphrehensive gain                                                  7,238             7,238
Disposal of CCS, Ltd. and subs            (42,555)        8,327,116                      8,284,561
                                       ------------------------------------------------------------
Balances, June 30, 2005                $7,775,448      $(12,590,941)    $(10,357)      $(4,822,955)
                                       ============================================================

The accompanying notes are an integral part of these financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Years Ended
                                                                                       -------------------------------
                                                                                                  June 30,
                                                                                       -------------------------------
                                                                                            2005                2004
                                                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations                                                    $(8,767,710)        $(3,041,400)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                          4,000                  --
      Debt issuance expense                                                              3,549,499             315,333
      Amortization of deferred compensation                                                107,957             674,351
      Allowance for doubtful accounts - CCS International, Ltd.                          2,917,216                  --
      Stock issued to consultants and officers for services                                 97,000             123,625
      Discount on common stock sold and issued for services                                 53,000             618,500
      (Increase) decrease in other comprehensive loss                                        7,238             (17,595)
      Noncash compensation - CEO/stockholder                                                    --              28,872
      Noncash interest expense - CEO/stockholder                                                --              26,498
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
        Decrease (increase) in inventory                                                   156,932            (723,065)
        Decrease (increase) decrease in other current assets                               101,877            (175,857)
        (Decrease) in other assets                                                          (9,740)             (8,459)
        Increase in accounts payable and accrued expenses                                  912,400             426,675
        (Decrease) increase in customer deposits                                          (323,608)            907,409
         Increase in deferred revenue                                                      224,025             626,365
        Discontinued operations                                                           (197,448)           (640,516)
                                                                                       -----------         -----------
Net cash used in operating activities                                                   (1,167,362)           (859,264)
                                                                                       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                     (25,000)                 --
                                                                                       -----------         -----------
Net cash used in investing activities                                                      (25,000)                 --
                                                                                       -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Borrowings under note payable - CEO/stockholder                                        370,885               8,244
    Borrowings under convertible credit facility                                           294,000             200,000
    Borrowings under notes payable - others                                                246,325                  --
    Proceeds from issuance of common stock                                                 110,000             813,000
                                                                                       -----------         -----------
Net cash provided by financing activities                                                1,021,210           1,021,244
                                                                                       -----------         -----------
Net increase (decrease) in cash                                                           (171,152)            161,980

Cash, beginning of year                                                                    172,395              10,415
                                                                                       -----------         -----------
Cash, end of year                                                                      $     1,243         $   172,395
                                                                                       ===========         ===========

   The accompanying notes are an integral part of these financial statements.

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2005 and 2004

1. Nature of Business and Summary of Significant Accounting Policies

Organization and Nature of Business

      Security Intelligence Technologies, Inc. (the "Company") is engaged in the design, assembly and sale of security and surveillance products and systems. The Company purchases finished items for resale from independent manufacturers, and also assembles off-the-shelf electronic devices and other components into proprietary products and systems at its own facilities. The Company generally sells to businesses, distributors, government agencies and consumers through its sales office in Miami, Florida and its executive offices located in New Rochelle, New York and through its retail store/service center in London, England.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Homeland Security Strategies, Inc., a New York corporation, that commenced operations on August 20, 2003; Homeland Security Strategies of California, Inc., a California corporation, that operated a sales office that commenced operations on December 26, 2003 and closed in September 2004; Homeland Security Strategies Inc of Florida, Inc., a Florida corporation, that operates a sales office that commenced operations on January 30, 2004 and Homeland Security Strategies (UK), Ltd. (formerly Counter Spy Shop of Mayfair Limited, a United Kingdom corporation that operates a retail store/service center. All significant intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations

      Prior to 2004, a significant portion of the Company's revenue was derived from sales by retail stores which were operated by the Company's wholly-owned subsidiary, CCS International, Inc. ("CCS"). Commencing in mid 2003 and continuing through March 2004, the Company closed all of its retail stores, although the Company continues to make modest retail sales from its headquarters and its London branch. On March 22, 2005, the Company sold the stock of CCS to Menahem Cohen, who was then a vice president and a director of the Company, for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. Since the Company no longer operates any retail stores, the operations of CCS and its subsidiaries are treated as a discontinued operation in our financial statements. The subsidiaries disposed of were, in addition to CCS, Spy Shop, Ltd. d/b/a Counter Spy Shop of Delaware (formerly a retail store closed on January 31, 2004); Security Design Group, Inc. (formerly a manufacturing operation, currently inactive); Counter Spy Shop of Mayfair London, Ltd. (formerly a retail store closed on July 1, 2003); CCS Counter Spy Shop of Mayfair London, Ltd. (formerly a retail store closed on January 1, 2004); Counter Spy Shop of Mayfair, Ltd. (formerly a sales office/retail store that ceased operations on March 31, 2004). The operations of CCS International, Ltd. and its subsidiaries have been included in loss from discontinued operations for all periods presented.

Going Concern and Liquidity

      The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred losses from continuing operations of $8,767,710 and $3,041,400 for the fiscal years ended June 30, 2005 and 2004, respectively, and net losses of $9,781,186 and $4,992,072 for the fiscal years ended June 30, 2005 and

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2005 and 2004

1. Nature of Business and Summary of Significant Accounting Policies - continued

Going Concern and Liquidity - continued

2004, respectively. In addition, at June 30, 2005, the Company had a working capital deficit of $4,862,154 and a deficiency in stockholders' equity of $4,822,955. The Company's bank facility has terminated, and the only source of funds other than operations has been loans from the Company's chief executive officer, deposits from customers and distributors, proceeds from notes and the sale of common stock. (See Notes 5, 6, 7, 10 and 17). These factors raise substantial doubt about the Company's ability to continue as a going concern. To address the Company's immediate cash requirements which are necessary for the Company to continue in business, management discontinued substantially all of its retail operations during the fiscal year ended June 30, 2004 and re-focused its marketing efforts to focus on its sophisticated bomb jamming and cellular monitoring systems. In addition management has begun marketing its bomb jamming and cellular monitoring systems to the United States Government and contractors of the United States Government. Sales to these groups of these systems were $973,000 during the fiscal year ended June 30, 2005. The Company had no sales to the United States Government or government contractors during the fiscal year ended June 30, 2004. As part of this effort, the Company has re-focused its staff, and is actively pursuing additional equity and debt financing to supplement cash flow from operations. However, the Company's low stock price and its continuing losses make it difficult to obtain equity and debt funding, and, there can be no assurances that additional financing will be available to the Company on acceptable terms, or at all, or that the Company will generate the necessary cash flow from operations. The Company and its management believe that its bomb jamming and cellular monitoring systems and the United States Government marketplace are viable products and markets in which to compete, and ultimately achieve profitability. The Company's ability to continue its operations is dependent upon its ability to generate sufficient cash flow either from operations or from financing, to meet its obligations on a timely basis and to further develop and market its products. However, the Company's financial condition and continuing losses may inhibit potential customers from purchasing the Company's products. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Revenue recognition

      The Company recognizes revenue from sales upon the delivery of merchandise to a customer. The Company recognizes revenue from its sophisticated monitoring systems and bomb jamming systems after installation, testing and customer acceptance. Non-refundable advance payments received under marketing and distribution arrangements are deferred and either applied as payments towards customer purchases made pursuant to the terms of the respective agreements, or recognized as income at the termination of the agreement if specified purchase quotas have not been met by the customer. Customer deposits are initially recorded as liabilities and recognized as revenue when the related goods are shipped.

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2005 and 2004

1. Nature of Business and Summary of Significant Accounting Policies - continued

Contingent Liabilities of CCS

      The Company's balance sheet at June 30, 2005 does not reflect any liabilities of CCS, since the Company was not an obligor or guarantor with respect to any of the liabilities except as set forth in Note 5. The Company issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor's subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not the Company, the amount by which the target prices exceeded the value of the stock on June 30, 2005, which was $574,628, is not reflected as a liability of the Company at June 30, 2005. In addition at June 30, 2005, CCS's creditors had initiated lawsuits against CCS for nonpayment of accrued liabilities and its distributors has initiated litigation for breeches of their agreements in the total amount of approximately $1,562,000. Judgments of approximately $ $770,000 have been entered against CCS in these matters. Although the Company has no contractual obligation with respect to any of the obligations of CCS, and the Company believes that it has a valid defense to any claim that it has any liability with respect to any liabilities or obligations of CCS, it is possible that creditor of CCS or its subsidiaries may make a claim against the Company and that they may prevail.

Financial Guarantees

      The Company has issued shares of common stock to settle its debt obligations pursuant to an agreement that requires the Company to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor's subsequent sale of the shares. The Company accounts for these transactions by recording the debt at fair value with periodic mark-to-market adjustments until the guarantee is settled. Unrealized gains or losses resulting from changes in fair value are included in earnings and accrued expenses. See
Note 10.

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

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123(R) will be effective for fiscal years beginning after June 15, 2005, which for the Company is the first quarter of the fiscal year ended June 30, 2006. The Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis.

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2005 and 2004

1. Nature of Business and Summary of Significant Accounting Policies - continued

Stock-based Compensation - continued:

      Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured until the options vest.

      FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005, 2004, 2003 and 2002: dividend yield of 0%, risk-free interest rates ranging from of 3.38% to 4.32%, expected lives of eight years, and expected volatility ranging from 120% to 178%. Under the accounting provisions of SFAS Statement 123, the Company's net loss and loss per share for the years ended June 30, 2005 and June 30, 2004 would have been the pro forma amounts indicated below:

                                                                      Year Ended
                                                           ---------------------------------
                                                                       June 30,
                                                           ---------------------------------
Net loss:                                                       2005                2004
                                                           -------------       -------------
     As reported                                           $  (9,781,186)      $  (4,999,072)
     Add: Stock based employee compensation expense
        included in reported net loss                                 --                  --
     Deduct: Total stock based employee compensation
        expense determined under the fair value based
          method for all awards                               (1,488,395)           (249,859)
                                                           -------------       -------------
                                                           $ (11,269,581)      $  (5,248,931)
                                                           =============       =============

Loss per share, basic and diluted:
     As reported                                           $       (0.43)      $       (0.25)
     Proforma                                              $       (0.49)      $       (0.26)

Foreign Currency Translation

      The functional currency of the Company's United Kingdom subsidiary is pound sterling. Accordingly, the Company translates all assets and liabilities into U.S. dollars at current rates. Revenues, costs, and expenses are translated at average rates during each reporting period. Gains and losses resulting from the translation of the consolidated financial statements are excluded from results of operations and are reflected as a translation adjustment and a separate component of stockholders' deficit. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

1. Nature of Business and Summary of Significant Accounting Policies - continued

Warranties

      The Company warrants the products and systems it sells to be free from defects in materials and workmanship under normal use. Parts and labor costs to repair defective products or systems are covered during the first ninety days after delivery of the product or system. Thereafter the cost is billed to the customer. A tabular reconciliation of the Company's aggregate product warranty liability for the year ended June 30, 2005 and June 30, 2004 is as follows:

                                                                   Year Ended
                                                                    June 30,
                                                             -------------------
                                                               2005        2004
                                                             -------     -------
Balance July 1,                                              $15,000     $15,000
Charges for warranty work                                         --          --
Accrual for product warranties issued during the period       20,000          --
                                                             -------     -------
Balance at June 30,                                          $35,000     $15,000
                                                             =======     =======

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

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2005 and 2004

1. Nature of Business and Summary of Significant Accounting Policies - continued

Advertising

      Advertising costs are expensed as incurred. The Company incurred advertising expenses of approximately $79,000 and $68,000 during the years ended June 30, 2005 and 2004 respectively.

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

Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic and diluted loss per share is computed using the weighted average number of shares of common stock outstanding and excludes all common stock equivalents outstanding during the period. Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Stock options and preferred stock that are convertible into common stock based on the Company's attainment of performance goals are not includible in the calculation of earnings per share until the specified targets are met. The following securities have been excluded from the diluted computation for fiscal 2005 and 2004 because they are contingently issuable and/or antidilutive:

                                                         Year Ended June 30,
                                                     ---------------------------
                                                        2005             2004
                                                     ----------       ----------
Series A Convertible Preferred Stock                  3,500,000        3,500,000
Series B Convertible Preferred Stock                  1,500,000        1,500,000
Series C Convertible Preferred Stock                  5,000,000               --
Stock options                                        14,609,500        3,609,500
Warrants                                                500,000          500,000

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2005 and 2004

1. Nature of Business and Summary of Significant Accounting Policies - continued

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation.

2. Inventory

Inventories consist of the following at June 30, 2005:

Small components and supplies                                           $139,788
Finished goods                                                           426,345
                                                                        --------
                                                                        $566,133
                                                                        ========

3.  Property and Equipment

Property and equipment consists of the following at June 30, 2005:

Office furniture and equipment                                         $ 23,000
Leasehold improvements                                                    2,000
                                                                       --------
                                                                         25,000
Accumulated depreciation and amortization                                (4,000)
                                                                       --------
                                                                       $ 21,000
                                                                       ========

Depreciation and amortization expense was $4,000 for the year ended June 30, 2005. There were no depreciable assets during the year ended June 30, 2004.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2005 consisted of the following:

Accounts payable - trade                                              $  453,723
Professional fees and legal matters                                      147,539
Payroll liabilities (includes delinquent payroll taxes
   and associated interest and penalties of $394,262)                    714,842
Accrued interest                                                          54,733
Deferred rent payable                                                     49,798
Other                                                                     45,000
                                                                      ----------
                                                                      $1,465,635
                                                                      ==========

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2005 and 2004

5. Note Payable - CEO/stockholder

This amount represents a note payable to the Company's chief executive officer and includes deferred salary of $295,271 and accrued interest of $85,389 based on an interest rate of 5% per annum. The Note is secured by substantially all of the assets of the Company and is due on demand. Prior to the sale of CCS (See
Note 8), the Company's chief executive officer had advanced to CCS the sum of $750,741. Pursuant to his employment agreement with the Company, the Company guaranteed CCS' obligations to him to the maximum amount of $738,000. The Company's obligations under this guaranty are payable only from cash flow from operations not required for the Company's business. (See Note 9.) Because of CCS' financial condition, the guaranteed obligations have been reflected as a liability of the Company's balance sheet.

6. Notes Payable - Convertible Credit Facility; Debt Issuance Expense

On June 10, 2004 the Company entered into a convertible credit agreement with private investors pursuant to which the Company borrowed $494,000. The notes bear interest at the rate of 10% per annum, are convertible into the Company's common stock at $.10 per share and mature on June 30, 2005, except that in the event of default the conversion rate is reduced to $.05 per share. On June 30, 2005 the Company and the lenders entered into an agreement amending the terms of the notes which included an extension of the maturity date until June 30, 2010, a lowering of the conversion price to $.05 per share and the lowering of the interest rate to 0% or the minimum allowed by law, subsequent to July 31, 2005. The conversion feature was valued at $3,847,832 using the Black-Scholes option-pricing model. The Company expensed $315,333 of this amount in the year ended June 30, 2004 and $3,532,499 during the year ended June 30, 2005 as debt issuance expense. The amount expenses in the fiscal year ended June 30, 2005 reflects both the value of the conversion feature when the notes were issued and the amendment to the note which set the conversion rate at $.05 per share.

7. Note Payable - Others

This amount represents notes payable to three individuals, including Menahem Cohen, which the Company issued in January and May 2005. The notes are payable on demand, bears interest at the rate of 5 to 11% per annum, and are unsecured. In connection with the notes, the Company issued 100,000 shares of its common stock to two of the lenders. The Company expensed $17,000, the value of the common stock, as debt issuance expense during the year ended June 30, 2005

8. Disposition of Assets - Sale of CCS International, Ltd.

On March 22, 2005, the Company sold all of the stock of CCS to Menahem Cohen for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. Because of CCS's financial condition the Company has established a full reserve for uncollectible amounts due from them of $2,917,216.

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2005 and 2004

8. Disposition of Assets - Sale of CCS International, Ltd. - continued:

Prior to the sale of CCS,, the Company's president and chief executive office, had advanced to CCS the sum of $750,741. Pursuant to Mr. Jamil's employment agreement with the Company, the Company guaranteed CCS obligations to Mr. Jamil to the maximum amount of $738,000 (See Notes 5 and 9). The Company's obligations under this guaranty are payable only from cash flow from operations not required for the Company's business. Because of CCS' financial condition, the guaranteed obligations have been reflected as a liability of the Company's balance sheet under the caption "Notes Payable - CEO/Stockholder".

In connection with the sale of the stock of CCS Mr. Cohen resigned as vice president and director of the Company,

and the Company entered into a consulting agreement with Mr. Cohen through December 31, 2007, pursuant to which the Company will pay Mr. Cohen compensation at the annual rate of $108,000.

9. Employment Agreements

On March 20, 2005, the Company entered into a five-year employment agreement with Mr. Ben Jamil pursuant to which he agreed to serve as the Company's president and chief executive officer. The agreement calls for an annual base compensation of $250,000 and may be increased on each anniversary date commencing July 1, 2005 by 10% if the Company achieves certain performance criteria. In addition to the base salary, the chief executive officer is eligible to receive an annual discretionary bonus commencing June 30, 2005, at the sole discretion of the board of directors. Pursuant to the agreement, the Company granted the chief executive officer a non-qualified stock option to purchase 10,000,000 shares of common stock at an exercise price of $.20 per share. These options vest cumulatively as to 5,000,000 shares immediately and as to the remaining 5,000,000 shares one year from the date of the agreement. In addition the Company issued to Mr. Jamil 4,000,000 shares of series C preferred stock, a newly created series of preferred stock. Pursuant to the agreement, the Company guaranteed the obligations to Mr. Jamil of CCS for advances made by Mr. Jamil to CCS, to the maximum amount of $738,000. At June 30, 2005, CCS owed Mr. Jamil $750,741. Payment of the Company's obligations pursuant to this guaranty can only be made from cash flow from operations not required for the Company's business.

On March 20, 2005, the Company entered into a five-year employment agreement with Mr. Chris R. Decker pursuant to which he agreed to serve as the Company's executive vice president and chief financial officer. The agreement calls for an annual base compensation of $120,000 and may be increased on each anniversary date commencing July 1, 2005 by 10% if the Company achieves certain performance criteria. In addition to the base salary, the chief financial officer is eligible to receive an annual discretionary bonus commencing June 30, 2005, at the sole discretion of the board of directors however, the bonus will not be less than 10%. Pursuant to the agreement, the Company granted the chief financial officer a non-qualified stock option to purchase 1,000,000 shares of common stock at an exercise price of $.20 per share. These options vest cumulatively as to 500,000 shares immediately and as to the remaining 500,000 shares one year from the date of the Agreement. In addition the Company issued to Mr. Decker 1,000,000 shares of series C preferred stock, a newly created series of preferred stock. See Note 11 for information relating to the series C preferred stock.

10. Issuance of Securities

During the year ended June 30, 2005, the Company issued the following securities:

The Company issued 454,927 shares of common stock to employees in payment of $71,000 of accrued wages.

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2005 and 2004

10. Issuance of Securities - continued:

The Company issued 202,500 shares of its common stock to consultants in payment of consulting fees of $37,303.

The Company issued 115,000 shares of common stock in full settlement, subject to certain terms, of $41,000 of CCS's accrued professional fees. If the proceeds from the sale of the common stock are less than $41,000 CCS will pay to the creditors the difference between the $41,000 and the proceeds from the sale of the common stock. At June 30, 2005 the market value of the 115,000 shares of common stock was $24,150.

The Company issued 40,000 shares of common stock in full settlement, subject to certain terms, of $12,000 of its accrued professional fees. If the proceeds from the sale of the common stock are less than $12,000 the Company will pay to the creditors the difference between the $12,000 and the proceeds from the sale of the common stock. At June 30, 2005 the market value of the 40,000 shares of common stock was $8,400.

The Company issued 66,500 shares of common stock in full settlement of $22,725 of CCS's accrued professional fees.

During January 2005, the Company issued 100,000 shares of common stock in connection with its borrowings of $175,000 from two individuals.

On February 8, 2005, the Company issued 20,000 shares of its common stock in connection with the settlement of a lawsuit against CCS.

In May 2005, the Company sold 646,090 shares of its common stock to an accredited investor for $110,000.

During the fiscal year ended June 30, 2004, the Company issued the following securities:

The Company issued 51,468 shares of its common stock to an officer and an employee in payment of accrued compensation totaling $14,000.

The Company issued 267,500 shares of its common stock to consultants in payment of consulting fees of $139,081.

The Company issued 236,000 shares of its common stock to creditors of CCS in full settlement, subject to certain terms, of $89,050 of accrued professional fees. If the proceeds from the sale of the common stock when the creditors sell the shares is less than $89,050, CCS is to pay the creditors the difference between $89,050 and the proceeds received from the sale of the shares. At June 30, 2005 the value of the shares based upon the closing price of the Company's common stock was $49,560. The Company is not a party to any agreement with respect to the obligation of CCS to make such payment.

The Company sold 1,190,000 shares of common stock to accredited investors for $154,000.

In July 2003, the Company formalized consulting contracts with several consultants including Michael D. Farkas relating to acquisition services, financial public relations and operational performance services. In connection therewith the Company granted immediately exercisable options to purchase a total of 2,600,000 shares of common stock including 1,700,000 options to Michael
D. Farkas. The exercise price ranged from $.10 per share to $.50 per share. During the year options to purchase 2,600,000 shares were exercised for $659,000 including options to purchase 1,700,000 shares exercised for $400,000 by Michael
D. Farkas.

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2005 and 2004

10. Issuance of Securities - continued:

On May 7, 2004, the Company issued 550,459 shares of its common stock to Frank Ross and Juliett Vassilkioti, pursuant to a CCS settlement agreement. The settlement agreement provides that the shares will be valued at their average closing price for the 30 days beginning July 7, 2005 and ending August 5, 2005. CCS has guaranteed that the value of the shares at that time will be at least $300,000 and is responsible for the amount that $300,000 exceeds that value. Ben Jamil, the Company's chief executive officer and principal stockholder has guaranteed that the shares will have a value of at least $150,000. The value of the shares based upon the average closing price of our common stock for the 30 days beginning July 7, 2005 and ending August 5, 2005 was $129,138.

11. Series C Preferred Stock

On March 18, 2005, the board of directors authorized a new series of preferred stock, the series C preferred stock, consisting of 5,000,000 shares. Each share of series C preferred stock is convertible into common stock on a share for share basis if, prior to February 28, 2010, the Company generates either revenue of $6,000,000 or net income before taxes and before deduction of any non-cash expenses incurred in connection with the issuance of equity securities in connection with the private placement or public offering of the Company's debt or equity securities of $250,000. If neither of such targets is met by February 28, 2010, the rights of the holders of the preferred stock terminate and the holders are required to transfer the shares of series C preferred stock to the Company for no consideration. The holders of the series C preferred stock vote with the holder of the common stock on an as-if converted basis, even if the event which triggers the conversion right has not occurred. If dividends are declared on the common stock, the holders of the series C preferred stock receive dividends on an as-if converted basis. The preferred stock has a liquidation preference of $.01 per share, and after payment of the liquidation preference, the holders of the preferred stock share with the holders of the common stock on an as-if converted basis.

12. Stock Options

Stock Option Plans

As of January 21, 2002, the board of directors of the Company adopted the 2002 Stock Plan (the "2002 Plan"), which provided for the grant of non-qualified stock options to purchase a maximum of 2,000,000 shares of common stock to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of June 30, 2005, a total of 1,959,500 options to purchase shares of common stock are outstanding under the 2002 Plan.

As of July 3, 2003, the board of directors adopted the 2003 Stock Incentive Plan (the "2003 Plan") which provided for the grant of non-qualified stock options to purchase a maximum of 320,000 shares of common stock or the grant of shares to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of June 30, 2005, all 320,000 shares covered by the 2003 Plan had been issued.

As of January 23, 2004, the board of directors adopted the 2004 Stock Incentive Plan (the "2004 Plan") which provided for the grant of non-qualified stock options to purchase a maximum of 650,000 shares of common stock or the grant of shares to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of June 30, 2005, 650,000 options to purchase shares of common stock have been issued under this plan.

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2005 and 2004

12. Stock Options - continued

Stock Option Plans - continued

As of February 7, 2005, the board of directors adopted the 2005 Stock Incentive Plan (the "2005 Plan") which provided for the grant of non-qualified stock options to purchase a maximum of 1,500,000 shares of common stock or the grant of shares to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of June 30, 2005, there were no grants of options to purchase shares of common stock however, 187,500 shares of common stock had been granted and issued and as of September 30, 2005, all 1,500,000 shares covered by the 2005 Plan were issued.

In addition, pursuant to employment agreements which the Company entered into with its chief executive and chief financial officers, in March 2005, the company granted options to purchase 11,000,000 shares of common stock.

A summary of changes in common stock options during fiscal 2005 and 2004 follows:

                                            Number of       Weighted Average
                                             Shares          Exercise Price
                                           ----------        --------------
Outstanding at June 30, 2003                2,959,500          $     0.97
      Granted                                 650,000                0.25
      Cancelled                                    --                  --
      Exercised                                    --                  --
                                           ----------          ----------
Outstanding at June 30, 2004                3,609,500                0.84
      Granted                              11,000,000                0.20
      Cancelled                                    --                  --
      Exercised                                    --                  --
                                           ----------          ----------
Outstanding at June 30, 2005               14,609,500          $     0.36
                                           ==========          ==========

The following table summarizes information about stock options outstanding at June 30, 2005:

                                                   Weighted
                                                   Average
                                 Number           Remaining            Number
Exercise                       Outstanding       Contractual         Exercisable
 Price                          6/30/2005       Life (Months)         6/30/2005
--------------------------      ----------      -------------        ----------
$0.08                              300,000                 86           300,000
$0.20                           11,000,000                117         5,500,000
$0.25                              650,000                103           650,000
$0.50                            1,605,500                 79         1,597,500
$1.00                               49,000                 79            49,000
$1.90                                5,000                 81             5,000
$2.00                            1,000,000                 79                --
                                ----------         ----------        ----------
                                14,609,500                109         8,101,500
                                ==========         ==========        ==========

At June 30, 2005, there were 40,500 shares of common stock available under the 2002 and 2004 Stock Plans. In addition, if outstanding options under either of the plans are terminated or expire unexercised, the underlying shares are available under the plan.

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2005 and 2004

12 Stock Options - continued

Other Option Grant

In April 2002, pursuant to the chief executive officer's employment agreement, the Company granted him a non-qualified stock option to purchase 1,000,000 shares of common stock at an exercise price of $2.00 per share. These options vest upon achievement by the Company of $10,000,000 of annual revenues. Due to the uncertainty of reaching the stipulated performance target, the Company has not established a measurement date for the option. Upon determination that the achievement of the revenue threshold is probable, the Company will value the option on the measurement date using the intrinsic value method, and will record the resulting charge, if any, over the remaining vesting period.

Common Stock Purchase Warrants

In March 2004, the Company issued warrants to purchase 500,000 shares of common stock to a consultant. The warrants vested immediately, have an exercise price of $.15 per share and have a life of three years. The Company has valued the warrants at $289,802 using the Black-Scholes option pricing model.

13. Income Taxes

There was no income tax expense or benefit in fiscal 2005 and 2004 due to operating losses.

Following is a reconciliation of the provision for incometaxes (tax benefit) with income taxes on the federal statutory rate:

                                                             June 30,
                                                   ----------------------------
                                                       2005             2004
                                                   -----------      -----------
Federal tax at statutory rate                      $(3,340,000)     $(1,034,000)
State and local taxes, net of federal effect          (584,000)        (181,000)
Nondeductible items                                  1,617,000          236,000
Change in valuation allowance                        2,307,000          979,000
                                                   -----------      -----------
Income taxes (tax benefit)                         $        --      $        --
                                                   ===========      ===========

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2005 and 2004

13.  Income Taxes - continued:

    Components of deferred taxes are as follows:
                                                           June 30,
                                                -------------------------------
Deferred tax assets:                               2005                2004
                                                -----------         -----------
   Net operating losses                         $ 2,180,000         $   355,000
   Deferred rent payable                             20,000                  --
   Reserves and allowances                           19,000              21,000
   Stock based compensation                         395,000             395,000
   Deferred revenue                                 340,000             250,000
                                                -----------         -----------
                                                  2,954,000           1,021,000
Deferred tax liability                                   --                  --
                                                -----------         -----------
                                                  2,954,000           1,021,000
Less valuation allowance                         (2,954,000)         (1,021,000)
                                                -----------         -----------
Net deferred taxes                              $        --         $        --
                                                ===========         ===========

The Company files a consolidated federal return with its U.S. subsidiaries and combined state tax returns where permitted.

The Company has recorded valuation allowances to offset tax benefits arising from deferred tax items because their realization is uncertain. The Company has federal net operating loss carry-forwards of approximately $5,500,000 available to offset future federal taxable income. These losses expire in 2022, 2023 and 2024 and 2005.

14. 401(K) Savings Plan

The Company maintains a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their salary, subject to the Internal Revenue Service limits. The Company may make a discretionary match as well as a discretionary contribution. The Company did not make any contributions to the plan for the years ended June 30, 2005 and 2004.

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2005 and 2004

15. Supplemental Disclosure of Cash Flow Information

                                                                 Year Ended
                                                            --------------------
                                                                 June 30,
                                                            --------------------
                                                              2005        2004
                                                            --------    --------
Cash paid during the period for:
     Interest                                               $ 30,014    $ 15,079
                                                            ========    ========
     Income taxes (refunded - net)                          $  2,774    $    309
                                                            ========    ========

Non-cash financing and investing activities:
     Common stock issued to settle accounts payable         $ 23,303    $     --
                                                            ========    ========
     Accrued interest and deferred salary credited
        to loan payable - CEO/stockholder                   $136,882    $ 55,128
                                                            ========    ========

16. Commitments and Contingencies

Litigation

      Although the Company is not the defendant in any litigated matter, CCS and one or more of its subsidiaries is the defendant in a number of actions, in which the total amount claimed is approximately $1,562,000. Judgments have been rendered against CCS in these matters in the approximate amount of $770,000. Although the Company is not a party to any agreement with the plaintiff in any of these actions and has not taken any action to guarantee these obligations, it is possible that the plaintiffs may seek to make a claim against the Company. The Company believes that it has no liability in any of these actions, and will vigorously defend any action which seeks to impose liability upon the Company.

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

Operating Leases

The Company leases office space, retail stores and sales offices and office equipment under non-cancelable operating leases that expire over various periods through 2010. Rent expense is being recognized on a straight-line basis to account for rent concessions and graduated charges during the lease term, resulting in deferred rent payable of $49,798. Total rent expense for the years ended June 30, 2005 and 2004 was approximately $314,179 and $116,908 respectively.

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2005 and 2004

16.  Commitments and Contingencies - continued

Operating Leases - continued

The approximate future minimum rental commitments for all long-term non-cancelable operating leases are as follows:


Year ending
  June 30,                                                               Amount
-----------                                                           ----------
  2006                                                                $  220,989
  2007                                                                   227,178
  2008                                                                   223,677
  2009                                                                   144,531
  2010                                                                   140,484
Thereafter                                                                47,266
                                                                      ----------
                                                                      $1,004,125
                                                                      ==========

17. Subsequent Events

Convertible Credit Agreement

On August 30, 2005, the Company entered into a revolving credit agreement with GCOM Consultants, Inc., a company owned by the wife of the Company's chief executive officer, providing a line of credit of $680,000. The Agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand and are secured by substantially all of the assets of the Company. In connection with this agreement the CEO/Stockholder has subordinated his security interest in the assets of the Company (See Note 5) to any borrowings under this agreement. As of September 30, 2005 the Company has borrowed approximately $433,000 under this agreement.