Form 10QSB
period 2005-09-30
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2005-11-18
CIK 1117258

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of November 17, 2005 was 81,672,282.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10QSB

                         PERIOD ENDED SEPTEMBER 30, 2005


                                TABLE OF CONTENTS

PART I -    FINANCIAL INFORMATION

ITEM 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets as of September 30, 2005
                  (unaudited) and June 30, 2005                               3

            Consolidated Statements of Operations (unaudited) for the three
                  months ended September 30, 2005 and September 30, 2004      4

            Consolidated Statements of Cash Flow (unaudited) for the three months ended September 30, 2005 and September 30, 2005 5

            Notes to Consolidated Financial Statements                        6

Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  15

Item 3.     Controls and Procedures                                          19

PART II -   OTHER INFORMATION

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds       19

Item 6.     Exhibits and Reports on Form 8-K                                 20

         SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                                                      September 30,
                                                                                          2005           June 30,
                                                                                       (Unaudited)         2005
                                                                                       ------------    ------------
ASSETS
Current Assets:
      Cash                                                                             $     72,758    $      1,243
     Inventory                                                                              587,375         566,133
     Other current assets                                                                   100,540         103,285
                                                                                       ------------    ------------
        Total current assets                                                                760,673         670,661

Property and Equipment, at cost less accumulated depreciation and amortization
   of $6,000 and $4,000 at September 30, 2005 and June 30, 2005 respectively                 19,000          21,000
Receivable from CCS International, Ltd. less allowance for uncollectible amounts
   of $2,942,135 and $2,917,216 at September 30, 2005 and June 30, 2005 respectively           --              --
Other assets                                                                                 18,199          18,199
                                                                                       ------------    ------------

 Total assets                                                                          $    797,872    $    709,860
                                                                                       ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued expenses                                             $  1,513,622    $  1,465,635
     Note payable - CEO/stockholder                                                       1,879,134       1,897,664
     Convertible notes payable                                                              494,000         494,000
     Notes payable affiliate - revolving credit agreement                                   457,639            --
     Note payable - other                                                                   187,000         246,325
     Customer deposits                                                                      528,500         578,801
     Deferred revenue                                                                       589,201         850,390
                                                                                       ------------    ------------
         Total current liabilities                                                        5,649,096       5,532,815
                                                                                       ------------    ------------

Commitments and contingencies - See Notes

Stockholders' deficit:
     Preferred stock, $.0001 par value, 10,000,000 shares authorized:
         Series A Convertible-$1.00 per share liquidation preference,
            3,500,000 shares authorized, issued and outstanding                                 350             350
         Series B Convertible-$1.00 per share liquidation preference,
            1,500,000 shares authorized, issued and outstanding                                 150             150
         Series C Convertible-$.01 per share liquidation preference,
            5,000,000 shares authorized, issued and outstanding                                --              --
     Common stock, $.0001 par value, 300,000,000 shares authorized,
         81,519,282 and 71,855,499 issued and outstanding at September 30,                    2,717           2,395
            2005 and June 30, 2005 respectively (Note 13)
     Additional paid in capital                                                           8,226,500       7,775,448
     Accumulated deficit                                                                (13,069,631)    (12,590,941)
     Accumulated other comprehensive loss                                                   (11,310)        (10,357)
                                                                                       ------------    ------------
       Total stockholders' deficit                                                       (4,851,224)     (4,822,955)
                                                                                       ------------    ------------

Total liabilities and stockholders' deficit                                            $    797,872    $    709,860
                                                                                       ============    ============

The accompanying notes are an integral part of these financial statements.

         SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                                                Three Months Ended
                                                                           ----------------------------
                                                                                   September 30,
                                                                           ----------------------------
                                                                               2005            2004
                                                                           ------------    ------------
Revenues                                                                   $    777,541    $    427,318
                                                                           ------------    ------------

Costs and expenses:
     Cost of sales                                                              216,512         160,296
     Compensation and benefits                                                  523,582         498,031
     Professional fees                                                           57,672          61,668
     Stock based compensation                                                      --           119,957
     Selling, general and administrative expenses                               363,908         347,515
     Depreciation and amortization                                                2,000            --
                                                                           ------------    ------------
                                                                              1,163,674       1,187,467
                                                                           ------------    ------------
Operating loss from continuing operations
      before other items                                                       (386,133)       (760,149)
                                                                           ------------    ------------

Debt issuance and interest expense:
     Debt issuance expense                                                         --         2,304,455
     Interest expense                                                            92,557          21,025
                                                                           ------------    ------------
                                                                                 92,557       2,325,480
                                                                           ------------    ------------

Loss from continuing operations                                                (478,690)     (3,085,629)

Loss from operations of discontinued subsidiary - CCS International Ltd.           --          (325,180)
                                                                           ------------    ------------

Net loss                                                                   $   (478,690)     (3,410,809)
                                                                           ============    ============

Loss per share, basic and diluted (Note 13):
     From continuing operations                                            $      (0.01)   $      (0.05)
                                                                           ============    ============
     From discontinued operations                                          $      (0.00)   $      (0.00)
                                                                           ============    ============
     Total                                                                 $      (0.01)   $      (0.05)
                                                                           ============    ============

Weighted average number of shares (Note 13)                                  76,883,700      67,062,018
                                                                           ============    ============

 The accompanying notes are an integral part of these financial statements.

         SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                                     Three Months Ended
                                                                                  --------------------------
                                                                                        September 30,
                                                                                  --------------------------
                                                                                     2005            2004
                                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations                                               $  (478,690)   $(3,085,629)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                     2,000           --
      Debt issuance expense                                                              --        2,304,455
      Amortization of deferred compensation                                              --          107,957
      Stock issued to consultant and employee for services                            251,374         12,000
      Discount on common stock issued for services                                       --           12,000
      (Increase) decrease in other comphrensive loss                                     (953)         1,709
      Noncash compensation - CEO/stockholder                                            7,762         14,100
      Noncash interest expense - CEO/stockholder                                       16,111          8,661
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
        (Increase) decrease in inventory                                              (21,242)        43,051
        Decrease (increase)  in other current assets                                    2,745        (11,815)
        Increase in accounts payable and accrued expenses                              47,987         12,461
        (Decrease) increase in customer deposits                                      (50,301)       250,424
        (Decrease) in deferred revenue                                               (261,189)       (99,627)
      Discontinued operations                                                            --          (21,001)
                                                                                  -----------    -----------
Net cash used in operating activities                                                (484,396)      (451,254)
                                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving credit agreement - affiliate                           457,639           --
    (Repayments) of note payable - other                                              (59,325)          --
    (Repayments) under note payable - CEO/stockholder                                 (42,403)          --
    Borrowings under note payable - CEO/stockholder                                      --           43,919
    Borrowings under convertible credit facility                                         --          294,000
    Proceeds from issuance of common stock                                            200,000           --
                                                                                  -----------    -----------
Net cash provided by financing activities                                             555,911        337,919
                                                                                  -----------    -----------

Net increase (decrease) in cash                                                        71,515       (113,335)

Cash, beginning of period                                                               1,243        172,395
                                                                                  -----------    -----------
Cash, end of period                                                               $    72,758    $    59,060
                                                                                  ===========    ===========

 The accompanying notes are an integral part of these financial statements.

         Security Intelligence Technologies, Inc. and Subsidiaries
                 Notes To Consolidated Financial Statements
                        September 30, 2005 and 2004
                                (Unaudited)


1 - Interim Financial Statements

      The accompanying unaudited financial statements of Security Intelligence Technologies, Inc. and subsidiaries (the "Company") have been prepared pursuant to generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended June 30, 2005 filed on Form 10-KSB. Subsequent to September 30, 2005, the board of directors approved a three-for-one stock distribution pursuant to which the Company will issue two shares of each share of common stock outstanding on the record date. See Note 13.

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

Discontinued Operations

Prior to 2004, a significant portion of the Company's revenue was derived from sales by retail stores which were operated by the Company's wholly-owned subsidiary, CCS International, Inc. ("CCS"). Commencing in mid 2003 and continuing through March 2004, the Company closed all of its retail stores, although the Company continues to make modest retail sales from its headquarters and its London branch. On March 22, 2005, the Company sold the stock of CCS to Menahem Cohen, who was then a vice president and a director of the Company, for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. Since the Company no longer operates any retail stores, the operations of CCS and its subsidiaries are treated as a discontinued operation in our financial statements. The subsidiaries disposed of were, in addition to CCS, Spy Shop, Ltd. d/b/a Counter Spy Shop of Delaware (formerly a retail store closed on January 31, 2004); Security Design Group, Inc. (formerly a manufacturing operation, currently inactive); Counter Spy Shop of Mayfair London, Ltd. (formerly a retail store closed on July 1, 2003); CCS Counter Spy Shop of

         Security Intelligence Technologies, Inc. and Subsidiaries
                 Notes To Consolidated Financial Statements
                        September 30, 2005 and 2004
                                (Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued

Discontinued Operations - continued:

Mayfair London, Ltd. (formerly a retail store closed on January 1, 2004); Counter Spy Shop of Mayfair, Ltd. (formerly a sales office/retail store that ceased operations on March 31, 2004). The operations of CCS International, Ltd. and its subsidiaries have been included in loss from discontinued operations for all periods presented.

Going Concern and Liquidity

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The Company incurred net losses of $478,690 and $9,781,186 for the three months ended September 30, 2005 and the fiscal year ended June 30, 2005, respectively. In addition, at September 30, 2005, the Company had a working capital deficit of $4,888,423 and a deficiency in stockholders' equity of $4,851,224. The Company's bank facility has terminated, and the only source of funds other than operations has been loans from the Company's chief executive officer and GCOM Consultants, Inc. a company owned by the wife of the chief executive officer, deposits from customers and distributors, proceeds from notes and the sale of common stock. (See Notes 3, 4, 5, and 6). These factors raise substantial doubt about the Company's ability to continue as a going concern. To address the Company's immediate cash requirements which are necessary for the Company to continue in business, management discontinued substantially all of its retail operations during the fiscal year ended June 30, 2004 and re-focused its marketing efforts to focus on its sophisticated bomb jamming and cellular monitoring systems to the United States Government and contractors of the United States Government. Sales to these groups of these systems were $973,000 during the fiscal year ended June 30, 2005. The Company had no sales to the United States Government or government contractors during the three months ended September 30, 2005. As part of this effort, the Company has re-focused its staff, and is actively pursuing additional equity and debt financing to supplement cash flow from operations. However, the Company's low stock price and its continuing losses make it difficult to obtain equity and debt funding, and, there can be no assurances that additional financing will be available to the Company on acceptable terms, or at all, or that the Company will generate the necessary cash flow from operations. The Company and its management believe that its bomb jamming and cellular monitoring systems and the United States Government marketplace are viable products and markets in which to compete, and ultimately achieve profitability. The Company's ability to continue its operations is dependent upon its ability to generate sufficient cash flow either from operations or from financing, to meet its obligations on a timely basis and to further develop and market its products. However, the Company's financial condition and continuing losses may inhibit potential customers from purchasing the Company's products. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

         Security Intelligence Technologies, Inc. and Subsidiaries
                 Notes To Consolidated Financial Statements
                        September 30, 2005 and 2004
                                (Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued

Contingent Liabilities of CCS

      The Company's balance sheet at September 30, 2005 does not reflect any liabilities of CCS, since the Company was not an obligor or guarantor with respect to any of the liabilities except as set forth in Note 3. The Company issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor's subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not the Company, the amount by which the target prices exceeded the value of the stock on September 30, 2005, which was $718,380, is not reflected as a liability of the Company at September 30, 2005. In addition at September 30, 2005, CCS's creditors had initiated lawsuits against CCS for nonpayment of accrued liabilities and its distributors has initiated litigation for breeches of their agreements in the total amount of approximately $1,562,000. Judgments of approximately $770,000 have been entered against CCS in these matters. Although the Company has no contractual obligation with respect to any of the obligations of CCS, and the Company believes that it has a valid defense to any claim that it has any liability with respect to any liabilities or obligations of CCS, it is possible that a creditor of CCS or its subsidiaries may make a claim against the Company and that they may prevail.

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

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. In April 2005 the SEC announced that the effective date of SFAS no. 123R for small business issuers will be suspended until the first interim or annual reporting period of the company's first fiscal year beginning on or after December 15, 2005, which, for the Company, is the first quarter of the fiscal year ended June 30, 2007. The Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis.

         Security Intelligence Technologies, Inc. and Subsidiaries
                 Notes To Consolidated Financial Statements
                        September 30, 2005 and 2004
                                (Unaudited)

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

FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income (loss) and income
(loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005, 2004, 2003 and 2002: dividend yield of 0%, risk-free interest rates ranging from of 3.38% to 4.32%, expected lives of eight years, and expected volatility ranging from 120% to 178%. Under the accounting provisions of SFAS Statement 123, the Company's net loss and loss per share for the three months ended September 30, 2005 and 2004, would have been the pro forma amounts indicated below:

                                                        Three Months Ended
                                                    --------------------------
                                                           September 30,
                                                    --------------------------
                                                         2005          2004
                                                    -----------    -----------
Net loss:
  As reported                                       $  (478,690)   $(3,410,809)
  Add: Stock based employee compensation expense
    included in reported net loss                          --             --
  Deduct: total stock based employee compensation
    expense determined under the fair value based
      method for all awards                            (295,394)       (33,289)
                                                    -----------    -----------
                                                    $  (774,084)   $(3,444,098)
                                                    ===========    ===========
Loss Per Share, basic and diluted:
  As reported                                       $     (0.01)   $     (0.05)
  Proforma                                          $     (0.01)   $     (0.05)


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

Warranties

      The Company warrants the products and systems it sells to be free from defects in materials and workmanship under normal use. Parts and labor costs to repair defective products or systems are covered during the first ninety days after delivery of the product or system. Thereafter the cost is billed to the customer. A tabular reconciliation of the Company's aggregate product warranty liability for the three months ended September 30, 2005 and 2004 is as follows:

         Security Intelligence Technologies, Inc. and Subsidiaries
                 Notes To Consolidated Financial Statements
                        September 30, 2005 and 2004
                                (Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued

Warranties - continued:

                                        Three Months Ended
                                        ------------------
                                           September 30,
                                        ------------------
                                          2005       2004
                                        -------    -------
Balance July 1,                         $35,000    $15,000

Charges for warranty work                  --         --

Accrual for product warranties issued
  during the period                        --         --
                                        -------    -------
Balance at September 30,                $35,000    $15,000
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

         Security Intelligence Technologies, Inc. and Subsidiaries
                 Notes To Consolidated Financial Statements
                        September 30, 2005 and 2004
                                (Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued

Loss Per Share - continued:

Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Stock options and preferred stock that are convertible into common stock based on the Company's attainment of performance goals are not includible in the calculation of earnings per share until the specified targets are met. The following securities have been excluded from the diluted computation for three months ended September 30, 2005 and 2004 because they are contingently issuable and/or antidilutive:

                                          Three Months Ended
                                       -----------------------
                                             September 30,
                                       -----------------------
                                          2005          2004
                                       ----------   ----------

Series A Convertible Preferred Stock   10,500,000   10,500,000
Series B Convertible Preferred Stock    4,500,000    4,500,000
Series C Convertible Preferred Stock   15,000,000         --
Stock options                          43,828,500   10,828,500
Warrants                                1,500,000    1,500,000

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation

2. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2005 consisted of the following:

Accounts payable - trade                                        $   424,024
Professional fees                                                   139,658
Payroll liabilities (including delinquent payroll taxes and
  associated interest and penalties of $536,518)                    796,265
Accrued Interest                                                     57,786
Deferred rent payable                                                50,889
Other                                                                45,000
                                                                -----------
                                                                $ 1,513,622
                                                                ===========


3. Note Payable - CEO/stockholder

This amount represents a note payable to the Company's chief executive officer and includes deferred salary of $303,033 and accrued interest of $101,499 based on an interest rate of 5% per annum. The Note is due on demand and is secured by substantially all of the assets of the Company and is subordinated to outstanding borrowings under the Notes Payable Affiliate - revolving credit agreement (See Note 6). Prior to the sale of CCS (See Note 7), the Company's chief executive officer had advanced to CCS the sum of $750,741. Pursuant to his employment agreement with the Company, the Company

         Security Intelligence Technologies, Inc. and Subsidiaries
                 Notes To Consolidated Financial Statements
                        September 30, 2005 and 2004
                                (Unaudited)

3. Note Payable - CEO/stockholder - continued:

guaranteed CCS' obligations to him to the maximum amount of $738,000. The Company's obligations under this guaranty are payable only from cash flow from operations not required for the Company's business. Because of CCS' financial condition, the guaranteed obligations have been reflected as a liability on the Company's balance sheet.

4. Notes Payable - Convertible Credit Facility; Debt Issuance Expense

On June 10, 2004 the Company entered into a convertible credit agreement with private investors pursuant to which the Company borrowed $494,000. The notes bear interest at the rate of 10% per annum, are convertible into the Company's common stock at $.10 per share and matured on June 30, 2005, except that in the event of default the conversion rate is reduced to $.05 per share. On June 30, 2005 the Company and the lenders entered into an agreement amending the terms of the notes which included an extension of the maturity date until June 30, 2010, a lowering of the conversion price to $.05 per share and the lowering of the interest rate to 0% or the minimum allowed by law, subsequent to July 31, 2005. The conversion feature was valued at $3,847,832 using the Black-Scholes option-pricing model. The Company expensed $2,304,455 of this amount in the three months ended September 30, 2004 and $1,543,377 during the remainder of the year ended June 30, 2005 as debt issuance expense. There was no similar expense during the three months ended September 30, 2005.

5.  Note Payable - Others

This amount represents notes payable to two individuals, including Menahem Cohen, which the Company issued in January and May 2005. The notes are payable on demand, bears interest at the rate of 5 and 11% per annum, and are unsecured.


6.  Notes Payable Affiliate - Revolving Credit Agreement

In August 2005, the Company entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of the Company's chief executive officer, under which the Company may borrow up to $680,000. The Agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand, and are secured by a security interest in substantially all of the Company's assets. In connection with this agreement, the Company's chief executive officer has subordinated his security interest in the Company's assets to any borrowings under this agreement (See Note 3). As of September 30, 2005, the Company had borrowed approximately $458,000 under this agreement.

7. Disposition of Assets - Sale of CCS International, Ltd.

On March 22, 2005, the Company sold all of the stock of CCS to Menahem Cohen for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. Because of CCS's financial condition the Company has established a full reserve for uncollectible amounts due from them of $2,942,135. Prior to the sale of CCS,, the Company's president and chief executive office, had advanced to CCS the sum of $750,741. Pursuant to Mr. Jamil's employment agreement with the Company, the Company guaranteed CCS obligations to Mr. Jamil to the maximum amount of $738,000 (See Notes 3). The Company's obligations under this guaranty are payable only from cash flow from operations not required for the Company's business. Because of CCS' financial condition, the guaranteed obligations have been reflected as a liability of the Company's balance sheet under the caption "Notes Payable - CEO/Stockholder".

         Security Intelligence Technologies, Inc. and Subsidiaries
                 Notes To Consolidated Financial Statements
                        September 30, 2005 and 2004
                                (Unaudited)

7. Disposition of Assets - Sale of CCS International, Ltd. - continued:

In connection with the sale of the stock of CCS Mr. Cohen resigned as vice president and director of the Company, and the Company entered into a consulting agreement with Mr. Cohen through December 31, 2007, pursuant to which the Company will pay Mr. Cohen compensation at the annual rate of $108,000.

8. Common Stock

During the three months ended September 30, 2005 the Company issued the following securities:

The Company sold 4,234,569 shares of common stock to accredited investors for $200,000.

The Company issued 2,295,000 shares of common stock in payment of consulting services valued at$94,700.

The Company issued 2,928,000 shares of common stock to employees in payment of $144,230 of accrued wages.

The Company issued 206,214 shares of common stock to its 401 (K) Savings Plan as its match to employee's contributions. (See Note 9).

9. 401(K) Savings Plan

The Company maintains a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their salary, subject to the Internal Revenue Service limits. The Company may make a discretionary match as well as a discretionary contribution. During the three months ended September 30, 2005 the Company matched employees contributions of $12,444 by issuing 206,214 shares if its common stock. The Company did not make a discretionary match or a discretionary contribution during the three months ended September 30, 2004.

10. Income taxes

      The Company did not incur any income tax liabilities during the three and three month periods ended September 30, 2005 and 2004 due to operating losses. As of September 30, 2005, the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during the three months ended September 30, 2005 and 2004 because management is uncertain as to their ultimate realization.

11. Legal Matters

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

         Security Intelligence Technologies, Inc. and Subsidiaries
                 Notes To Consolidated Financial Statements
                        September 30, 2005 and 2004
                                (Unaudited)

11. Legal Matters - continued:

      Although the Company has no contractual obligation with respect to any of the obligations of CCS, and the Company believe that it has a valid defense to any claim that it has any liability with respect to any potential liabilities or obligations of CCS, it is possible that a creditor of CCS or its subsidiaries may make a claim against the Company and that they may prevail. The Company believes that it has meritorious and valid defenses against all such potential litigation, and will vigorously defend any actions based on such claims.

12. Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information for the three month periods ended September 30, 2005 and 2004 are as follows:

                                                     Three Months Ended
                                                     ------------------
                                                       September 30,
                                                     ------------------
                                                      2005        2004
                                                     -------    -------
Interest paid                                        $72,234    $ 4,980
                                                     =======    =======

Taxes paid                                           $   685    $ 1,715
                                                     =======    =======

  Accrued interest and deferred salary credited to
  note payable - CEO/stockholder                     $23,873    $22,761
                                                     =======    =======

13.  Subsequent Events

Stock Distribution Subsequent to the Balance Sheet Date

On November 17, 2005 the Company's board of directors authorized a three-for-one stock distribution pursuant to which the Company will issue two shares of common stock for each share outstanding on the record date, November 28, 2005. The shares will be distributed to stockholders on or about December 5, 2005. All references to numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock distribution on a retroactive basis. The par value of the additional shares of common stock issued in connection with the stock split will be credited to "Common stock" and a like amount charged to "Additional paid-in-capital" in the three month period ended December 31, 2005. The terms of the Company's Series A, Series B and Series C Convertible Preferred stock provide for a change in the conversion rate to adjust for the stock distribution. Accordingly, each share of the Company's Series A, Series B and Series C Convertible Preferred stock has become convertible into three shares of the Company's common stock.

Amendment to Articles of Incorporation Subsequent to the Balance Sheet Date

On November 17, 2005 the Company's board of directors authorized an amendment to the Company's Articles of Incorporation increasing the authorized shares of the Company's common stock, par value $.0001 per share from one hundred million to three hundred million, effective on November 28, 2005, the record date for the stock distribution.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

      The following discussion should be read in conjunction with our financial statements, including the notes thereto. Our financial statements and information have been prepared to reflect our financial position as of September 30, 2005 and September 30, 2004. Historical results and trends should not be taken as indicative of future operations.

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

      In August 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of our chief executive officer, under which we may borrow up to $680,000. The Agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand, and are secured by a security interest in substantially all of our assets. In connection with this agreement, our chief executive officer has subordinated his security interest in our assets to any borrowings under this agreement. As of September 30, 2005, we had borrowed approximately $458,000 under this agreement.

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

During the fiscal years ended June 30, 2004 and continuing thereafter, we changed the direction of our sales effort. We substantially reduced our retail operations by closing our retail stores or converting to them to sales offices, followed in March 2005 with the sale of our retail subsidiaries. We expanded our marketing efforts directed at commercial and governmental users, particularly with respect to our sales of our bomb-jamming systems, which we did not offer during 2004, and our communications monitoring systems. As a result, we were able to increase our revenues in the fiscal year ended June 30, 2005 as compared with fiscal 2004, and in the three months ended September 30, 2005 as compared with the three months ended September 30, 2004 although we continue to operate at a loss. We do not anticipate that retail sales will account for a significant portion of our sales on an ongoing basis.

Although we have marketed a number of products in the past, we believe that our ability to generate profits in the future will be dependent upon our ability to develop market and sell our bomb-jamming equipment and market and sell the communications monitoring equipment that we distribute pursuant to a distribution agreement with a foreign supplier. If we are not able to generate sales from these products or from any new products which we may either develop or for which we may acquire distribution rights, we may be unable to operate profitably and it may be necessary for us to discontinue our operations and seek protection under the Bankruptcy Code.

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

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. In April 2005 the SEC announced that the effective date of SFAS no. 123R for small business issuers will be suspended until the first interim or annual reporting period of the company's first fiscal year beginning on or after December 15, 2005, which for the Company is the first quarter of the fiscal year ended June 30, 2007. The Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis.

      Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured until the options vest.

Income taxes

      We use the liability method to determine income tax expense. Under this method, deferred tax assets and liabilities are computed based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. Because of our losses we did not incur any income tax expense during the three months ended September 30, 2005 and September 30, 2004. Financial guarantees

      The agreements pursuant to which we issued certain shares to settle debt obligations contain a price guarantee that requires us to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor's subsequent sale of the shares. We account for these transactions by recording the debt at fair value with periodic mark-to-market adjustments until the guarantee is settled. Unrealized gains or losses resulting from changes in fair value are included in earnings and accrued expenses.

Fair Value of Financial Instruments

      The fair values of financial instruments recorded on the balance sheet are not significantly different from their carrying amounts due to the short-term nature of those instruments, or because they are accounted for at fair value.

Foreign Currency Translation

      The functional currency of our United Kingdom subsidiary is pound sterling. Accordingly, we translate all assets and liabilities into United States dollars at current rates. Revenues, costs, and expenses are translated at average rates during each reporting period. Gains and losses resulting from the translation of the consolidated financial statements are excluded from results of operations and are reflected as a translation adjustment and a separate component of stockholders' deficit. Translation adjustments were $11,310 as of September 30, 2005. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.

Discontinued Operations

On March 22, 2005, we sold all of the stock of CCS to Menahem Cohen for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. Our balance sheet at September 30, 2005 does not reflect any liabilities of CCS, since we were not an obligor or guarantor with respect to any of the liabilities except as set forth in Note 3 of Notes to Consolidated Financial Statements. Prior to the disposition of CCS we issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor's subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not us, the amount by which the target prices exceeded the value of the stock on September 30, 2005, which was $718,380, is not reflected as our liability at September 30, 2005. Although we have no contractual obligation with respect to any of the obligations of CCS, and we believe that it has a valid defense to any claim that it has any liability with respect to any liabilities or obligations of CCS, it is possible that a creditor of CCS or its subsidiaries may make a claim against us and that they may prevail.

RESULTS OF OPERATIONS - Three Months Ended September 30, 2005 and 2004

Revenues. Revenues for the three months ended September 30, 2005 (the "2005 Period") were $777,541, an increase of $350,223 or 82.0%, from revenues of $427,318 for the three months ended September 30, 2004 (the "2004 Period") primarily as a consequence of (i) increased sales from our cellular monitoring systems and (ii) an increase of $139,098 in revenues from the termination of distribution agreements with non refundable deposit balances to $238,262 in the 2005 Period from $99,164 in the 2004 Period.

Cost of Revenue. Cost of sales increased by $56,216 or 35.1%, to $216,512 in the 2005 Period from $160,296 in the 2004 Period as a consequence of increased sales. Cost of sales as a percentage of product sales decreased to 40.2% in the 2005 Period from 48.9% in the 2004 Period primarily as a consequence of improved product mix.

Compensation and benefits. Compensation and benefits increased by $25,551, or 5.2% to $523,582 in the 2005 Period from $498,031 in the 2004 Period primarily due to (i) an increase of $24,385 in our New Rochelle operation and $18,580 in our Miami operation resulting from building marketing, sales and administrative staffs. These increases were offset by a decrease in our London operation resulting from reduced administrative salaries.

Professional fees and legal matters. Professional fees and legal matters decreased by $3,996, or 6.5% to $57,672 in the 2005 Period from $61,668 in the 2004 Period. Based on a review of CCS's outstanding legal matters and unpaid settlements, we have established, in consultation with outside counsel, reserves for litigation costs that we believe are probable and can be reasonable estimated. We can provide no assurance, however, that such reserves will be sufficient to absorb actual losses that may result from unfavorable outcomes. Moreover, it is possible that the resolution of litigation contingencies will have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

Stock based compensation. Stock based compensation is attributable to the grant of options and warrants to consultants and common stock which we issued to employees in payment of accrued wages at a discount from the market price. These items were valued at $119,957 using the Black-Scholes option-pricing model and were expensed during the 2004 Period. There was no comparable expense in the 2005 Period.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $16,393, or 4.7% to $363,908 in the 2005 Period from $347,515 in the 2004 Period. The increase was primarily due to increases in a number of administrative support services.

Depreciation and amortization. Depreciation and amortization was $2,000 in the 2005 Period and relates to equipment and leaseholds acquired during Fiscal 2005. There were no depreciable assets during the 2004 Period.

Debt issuance expense. Debt issuance expense is attributable to debt we incurred during the quarter ended September 30, 2004 that is convertible into shares of common stock at prices below the market price of our common stock on the date we incurred the debt. The conversion feature was valued at $2,304,455 using the Black-Scholes option-pricing model and was expensed during the 2004 Period. There were no similar transactions in the 2005 Period.

Interest expense. Interest expense increased by $71,532 or 340.25% to $92,557 in the 2005 Period from $21,025 in the 2004 Period primarily as a result of (i) closing costs of $37,921 associated to the revolving line of credit we entered into in August 2005 and (ii) a continued increase in the Company's other interest bearing outstanding debt obligations.

Loss from discontinued operations. Loss from discontinued operations includes CCS's operating loss of $325,180 in the 2004 Period. There was no comparable expense in the 2005 Period.

As a result of the factors described above, our net loss decreased by $2,932,119, or 86.0% to $478,690, $.01 per share, in the 2005 Period from
$3,410,809, $.05 per share, in the 2004 Period.

Liquidity and Capital Resources

We incurred net losses of $478,690 and $9,781,186, for the 2005 Period and the fiscal year June 30, 2005 respectively. At September 30, 2005 we had cash of $72,758, no accounts receivable and a working capital deficit of $4,888,423. During the 2005 Period, we had a negative cash flow from operations of $484,396. Our accounts payable and accrued expenses at September 30, 2005 were $1,513,622. As a result of our continuing losses, our working capital deficiency has increased. We funded our losses through the sale of our common stock, loans from our chief executive officer and a company owned by his wife and the issuance of notes to private investors. We also utilized vendor credit and customer deposits.

Our accounts payable and accrued expenses increased from $1,465,635 at June 30, 2005 to $1,513,622 at September 30, 2005 an increase of $47,987 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $1,117,701 which relate to payments on orders which had not been filled at that date. We have used our advance payments to fund our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

During the past three years we have sought, and been unsuccessful, in our efforts to obtain adequate funding for our business. Because of our losses, we are not able to increase our borrowing. Our bank facility terminated on November 1, 2002 and since that date we have not been able to arrange financing with a replacement bank or institutional lender. In June 2004, we entered into a convertible credit agreement with certain stockholders pursuant to which we borrowed $494,000. Our obligations to these lenders matured on June 30, 2005, and were extended until June 30, 2010. In August, 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., a company owned by the wife of our chief executive officer, under which we may borrow up to $680,000. In August and September 2005 we borrowed approximately $458,000 under this agreement. These borrowings are due on demand. If demand is made, we do not presently have the resources to pay the lender. If the lender seeks to demand payment or otherwise enforce the notes, it may be necessary for us to seek protection under the Bankruptcy Code. We continue to require funds for our operations, and our failure either to obtain financing or generate cash flow from operations would materially impair our ability to continue in business, and we cannot assure you that we will be able to obtain the necessary financing. If we do not obtain necessary funding, either from operations or from investors, we may be unable to continue our operations and it may be necessary for us to seek protection under the Bankruptcy Code.

Our main source of funds other than the private investors has been from loans from our chief executive officer, a company owned by the chief executive officer's wife, customer deposits and vendor credit. During the 2005 Period we received $200,000, during fiscal 2005, we received $110,000 and during fiscal 2004 we received $813,000 from the exercise of options to purchase our common stock and the sale of our common stock. We cannot provide any assurance that we will be able to raise any more money through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders might suffer significant dilution and the issuance of securities may result in a change of control. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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



                            PART II OTHER INFORMATION

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

      During the three months ended September 30, 2005, we issued the following in transactions which were not registered pursuant to the Securities Act of 1933:

      o We sold 4,234,569 shares of common stock to accredited investors for $200,000.

      o We issued 750,000 shares of common stock in payment of consulting services valued at$26,000.

      o We issued 435,000 shares of common stock to employees in payment of $17,350 of accrued wages.

      o We issued 206,214 shares of common stock to our 401 (K) Savings Plan as our match to contributions by employees. (See Note 9).

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

Date:  November 18, 2005