Form 10QSB
period 2005-12-31
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2006-02-21
CIK 1117258

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

                                   (Mark One)
              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

                                       OR
             |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission file number 000-31779

                    SECURITY INTELLIGENCE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                   Florida                              65-0928369
       (State or other jurisdiction of                 (IRS Employer
        incorporation or organization)              Identification No.)

                145 Huguenot Street, New Rochelle, New York 10801
                    (Address of principal executive offices)

                                 (914) 654-8700
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of February 14, 2006 was 89,459,861.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10QSB

                         PERIOD ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets as of December 31, 2005 (unaudited)
             and June 30, 2005                                                 3

          Consolidated Statements of Operations (unaudited) for the three
             and six months ended December 31, 2005 and December 31, 2004      4

          Consolidated Statements of Cash Flow (unaudited) for the six
             months ended December 31, 2005 and December 31, 2004              5

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        15

PART II - OTHER INFORMATION

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds          19

Item 3.   Controls and Procedures                                             20

Item 6.   Exhibits and Reports on Form 8-K                                    20

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                            2005            June 30,
                                                                                        (Unaudited)           2005
                                                                                        ------------      ------------
ASSETS
Current Assets:
      Cash                                                                              $     47,201      $      1,243
     Inventory                                                                               499,336           566,133
     Other current assets                                                                    157,187           103,285
                                                                                        ------------      ------------
        Total current assets                                                                 703,724           670,661

Property and Equipment, at cost less accumulated depreciation and amortization
   of $8,000 and $4,000 at December 31, 2005 and June 30, 2005 respectively                   17,000            21,000
Receivable from CCS International, Ltd. less allowance for uncollectible amounts
   of $2,942,135 and $2,917,216 at December 31, 2005 and June 30, 2005 respectively               --                --
Other assets                                                                                  18,199            18,199
                                                                                        ------------      ------------

 Total assets                                                                           $    738,923      $    709,860
                                                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued expenses                                              $  1,606,061      $  1,465,635
     Note payable - CEO/stockholder                                                        1,755,845         1,897,664
     Convertible notes payable                                                               494,000           494,000
     Notes payable affiliate - revolving credit agreement                                    424,179                --
     Note payable - other                                                                    187,000           246,325
     Customer deposits                                                                       643,105           578,801
     Deferred revenue                                                                        464,129           850,390
                                                                                        ------------      ------------
         Total current liabilities                                                         5,574,319         5,532,815
                                                                                        ------------      ------------

Commitments and contingencies - See Notes

Stockholders' deficit:
     Preferred stock, $.0001 par value, 10,000,000 shares authorized:
         Series A Convertible-$1.00 per share liquidation preference,
            3,500,000 shares authorized, issued and outstanding                                  350               350
         Series B Convertible-$1.00 per share liquidation preference,
            1,500,000 shares authorized, issued and outstanding                                  150               150
         Series C Convertible-$.01 per share liquidation preference,
            5,000,000 shares authorized, issued and outstanding                                   --                --
     Common stock, $.0001 par value, 300,000,000 shares authorized,
         88,039,861 and 71,855,499 issued and outstanding at December 31,                      8,804             2,395
            2005 and June 30, 2005 respectively (Note 8)
     Additional paid in capital                                                            8,620,430         7,775,448
     Accumulated deficit                                                                 (13,446,903)      (12,590,941)
     Accumulated other comprehensive loss                                                    (18,227)          (10,357)
                                                                                        ------------      ------------
       Total stockholders' deficit                                                        (4,835,396)       (4,822,955)
                                                                                        ------------      ------------

Total liabilities and stockholders' deficit                                             $    738,923      $    709,860
                                                                                        ============      ============

   The accompanying notes are an integral part of these financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended                    Six Months Ended
                                                      ------------------------------      ------------------------------
                                                               December 31,                        December 31,
                                                      ------------------------------      ------------------------------
                                                          2005              2004              2005              2004
                                                      ------------      ------------      ------------      ------------
Revenues                                              $    952,259      $  1,642,759      $  1,729,800      $  2,070,077
                                                      ------------      ------------      ------------      ------------

Costs and expenses:
    Cost of sales                                          284,832           520,953           501,344           681,249
    Compensation and benefits                              497,198           540,917         1,020,780         1,038,948
    Professional fees                                       72,700            48,637           130,372           110,305
    Stock based compensation                                    --            15,000                --           134,957
    Selling, general and administrative expenses           424,556           328,122           788,464           675,637
    Depreciation and amortization                            2,000                --             4,000                --
                                                      ------------      ------------      ------------      ------------
                                                         1,281,286         1,453,629         2,444,960         2,641,096
                                                      ------------      ------------      ------------      ------------
Operating (loss) income  from continuing
    operations before other items                         (329,027)          189,130          (715,160)         (571,019)
                                                      ------------      ------------      ------------      ------------

Debt issuance and interest expense:
    Debt issuance expense                                       --                --                --         2,304,455
    Interest expense                                        48,245            33,097           140,802            54,122
                                                      ------------      ------------      ------------      ------------
                                                            48,245            33,097           140,802         2,358,577
                                                      ------------      ------------      ------------      ------------

(Loss) income from continuing operations                  (377,272)          156,033          (855,962)       (2,929,596)
Loss from operations of discontinued subsidiary -
    CCS International, Ltd.                                     --          (238,790)               --          (563,970)
                                                      ------------      ------------      ------------      ------------

Net loss                                              $   (377,272)     $    (82,757)     $   (855,962)     $ (3,493,566)
                                                      ============      ============      ============      ============

Loss per share, basic and diluted:
    From continuing operations                        $      (0.00)     $       0.00      $      (0.01)     $      (0.04)
                                                      ============      ============      ============      ============
    From discontinued operations                      $      (0.00)     $      (0.00)     $      (0.00)     $      (0.01)
                                                      ============      ============      ============      ============
    Total                                             $      (0.00)     $      (0.00)     $      (0.01)     $      (0.05)
                                                      ============      ============      ============      ============

Weighted average number of shares (Note 8)              83,153,654        67,526,199        80,018,677        67,294,107
                                                      ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                    ----------------------------
                                                                                            December 31,
                                                                                    ----------------------------
                                                                                        2005             2004
                                                                                    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations                                                 $  (855,962)     $(2,929,596)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                       4,000               --
      Debt issuance expense                                                                  --        2,304,455
      Amortization of deferred compensation                                                  --          107,957
      Stock issued to consultant and employee for services                              468,899           37,000
      Discount on common stock issued for services                                           --           27,000
      (Increase) decrease in other comphrensive loss                                     (7,870)           6,446
      Noncash compensation - CEO/stockholder                                                 --           71,400
      Noncash interest expense - CEO/stockholder                                         33,089           18,522
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
        (Increase) in accounts receivable                                                    --         (422,039)
        Decrease in inventory                                                            66,797          100,000
        (Increase) decrease in other current assets                                     (53,902)          41,135
        Increase in accounts payable and accrued expenses                               179,918          492,351
        Increase (decrease) increase in customer deposits                                64,304         (636,403)
        (Decrease) increase in deferred revenue                                        (386,261)          46,558
      Discontinued operations                                                                --          (46,651)
                                                                                    -----------      -----------
Net cash used in operating activities                                                  (486,988)        (781,865)
                                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving credit agreement - affiliate                             424,179               --
    Borrowings under notes payable - others                                                  --          145,000
    (Repayments) of notes payable - other                                               (59,325)              --
    (Repayments) under note payable - CEO/stockholder                                  (174,908)              --
    Borrowings under note payable - CEO/stockholder                                          --          203,554
    Borrowings under convertible credit facility                                             --          294,000
    Proceeds from issuance of common stock                                              343,000               --
                                                                                    -----------      -----------
Net cash provided by financing activities                                               532,946          642,554
                                                                                    -----------      -----------

Net increase (decrease) in cash                                                          45,958         (139,311)

Cash, beginning of period                                                                 1,243          172,395
                                                                                    -----------      -----------
Cash, end of period                                                                 $    47,201      $    33,084
                                                                                    ===========      ===========

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004
                                   (Unaudited)

1 - Interim Financial Statements

      The accompanying unaudited financial statements of Security Intelligence Technologies, Inc. and subsidiaries (the "Company") have been prepared pursuant to generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended June 30, 2005 filed on Form 10-KSB. On November 17, 2005, the board of directors approved a three-for-one stock distribution pursuant to which the Company issued two shares for each share of common stock outstanding on the record date, November 28, 2005. All share and per share information in this form 10-QSB retroactively reflects the stock distribution. See Note 8.

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

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Homeland Security Strategies, Inc., a New York corporation, that commenced operations on August 20, 2003; Homeland Security Strategies of California, Inc., a California corporation, that operated a sales office that commenced operations on December 26, 2003 and closed in September 2004; Homeland Security Strategies Inc of Florida, Inc., a Florida corporation, that operates a sales office that commenced operations on January 30, 2004 and Homeland Security Strategies (UK), Ltd. (formerly Counter Spy Shop of Mayfair Limited), a United Kingdom corporation that operates a retail store/service center. All significant intercompany balances and transactions have been eliminated in consolidation.

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

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004
                                   (Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued

Discontinued Operations - continued:

Mayfair London, Ltd. (formerly a retail store closed on January 1, 2004); and Counter Spy Shop of Mayfair, Ltd. (formerly a sales office/retail store that ceased operations on March 31, 2004). The operations of CCS International, Ltd. and its subsidiaries have been included in loss from discontinued operations for the three and six months ended December 31, 2004.

Going Concern and Liquidity

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $855,962 and $9,781,186 for the six months ended December 31, 2005 and the fiscal year ended June 30, 2005, respectively. In addition, at December 31, 2005, the Company had a working capital deficit of $4,870,595 and a deficiency in stockholders' equity of $4,835,396. The Company's bank facility has terminated, and the only source of funds other than operations has been loans from the Company's chief executive officer and GCOM Consultants, Inc. a company owned by the wife of the chief executive officer, deposits from customers and distributors, proceeds from notes and the sale of common stock. (See Notes 3, 4, 5, and 6). These factors raise substantial doubt about the Company's ability to continue as a going concern. To address the Company's immediate cash requirements which are necessary for the Company to continue in business, management discontinued substantially all of its retail operations during the fiscal year ended June 30, 2004 and re-focused its marketing efforts to focus on its sophisticated bomb jamming and cellular monitoring systems to the United States Government and contractors of the United States Government. Sales to these groups of these systems were $973,000 during the fiscal year ended June 30, 2005. The Company had no sales to the United States Government or government contractors during the three or six months ended December 31, 2005. As part of this effort, the Company has re-focused its staff, and is actively pursuing additional equity and debt financing to supplement cash flow from operations. However, the Company's low stock price and its continuing losses make it difficult to obtain equity and debt funding, and, there can be no assurances that additional financing will be available to the Company on acceptable terms, or at all, or that the Company will generate the necessary cash flow from operations. The Company and its management believe that its bomb jamming and cellular monitoring systems and the United States Government marketplace are viable products and markets in which to compete, and ultimately achieve profitability. The Company's ability to continue its operations is dependent upon its ability to generate sufficient cash flow either from operations or from financing, to meet its obligations on a timely basis and to further develop and market its products. However, the Company's financial condition and continuing losses may inhibit potential customers from purchasing the Company's products. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004
                                   (Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued

Contingent Liabilities of CCS

      The Company's balance sheet at December 31, 2005 does not reflect any liabilities of CCS, since the Company was not an obligor or guarantor with respect to any of the liabilities except as set forth in Note 3. The Company issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor's subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not the Company, the amount by which the target prices exceeded the value of the stock on December 31, 2005, which was $615,271, is not reflected as a liability of the Company at December 31, 2005. In addition at December 31, 2005, CCS's creditors had initiated lawsuits against CCS for nonpayment of accrued liabilities and its distributors has initiated litigation for breeches of their agreements in the total amount of approximately $1,312,000. Judgments of approximately $770,000 have been entered against CCS in these matters. Although the Company has no contractual obligation with respect to any of the obligations of CCS, and the Company believes that it has a valid defense to any claim that it has any liability with respect to any liabilities or obligations of CCS, it is possible that a creditor of CCS or its subsidiaries may make a claim against the Company and that they may prevail.

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

Stock-based Compensation

      The Company periodically grants stock options to employees in accordance with the provisions of its stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. The Company also granted shares of preferred stock and stock options to its senior executive officers pursuant to their employment agreements. The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly accounts for employee stock-based compensation utilizing the intrinsic value method. FAS No. 123, "Accounting for Stock-Based Compensation", establishes a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under FAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if FAS No. 123 had been adopted as well as certain other information.

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

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004
                                   (Unaudited)

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

FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income (loss) and income
(loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005, 2004, 2003 and 2002: dividend yield of 0%, risk-free interest rates ranging from 3.38% to 4.32%, expected lives of eight years, and expected volatility ranging from 120% to 178%. Under the accounting provisions of SFAS Statement 123, the Company's net loss and loss per share for the three and six months ended December 31, 2005 and 2004, would have been the pro forma amounts indicated below:

                                                            Three Months Ended                Six Months Ended
                                                        ---------------------------     ---------------------------
                                                                December 31,                    December 31,
                                                        ---------------------------     ---------------------------
Net loss:                                                   2005            2004            2005            2004
                                                        -----------     -----------     -----------     -----------
    As reported                                         $  (377,272)    $   (82,757)    $  (855,962)    $(3,493,566)
    Add: Stock based employee compensation expense
       included in reported net loss                             --              --              --              --
    Deduct: Total stock based employee compensation
       expense determined under the fair value based
         method for all awards                             (295,396)        (20,163)       (590,785)        (53,449)
                                                        -----------     -----------     -----------     -----------
                                                        $  (672,668)    $  (102,920)    $(1,446,747)    $(3,547,015)
                                                        ===========     ===========     ===========     ===========

Loss per share, basic and diluted:
    As reported                                         $     (0.00)    $     (0.00)    $     (0.01)    $     (0.05)
    Proforma                                            $     (0.01)    $     (0.00)    $     (0.02)    $     (0.05)

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

Warranties

      The Company warrants the products and systems it sells to be free from defects in materials and workmanship under normal use. Parts and labor costs to repair defective products or systems are covered during the first ninety days after delivery of the product or system. Thereafter the cost is billed to the customer. A tabular reconciliation of the Company's aggregate product warranty liability for the six months ended December 31, 2005 and 2004 is as follows:

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004
                                   (Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued

Warranties - continued:

                                                             Six Months Ended
                                                          ----------------------
                                                               December 31,
                                                          ----------------------
                                                            2005           2004
                                                          -------        -------
Balance July 1,                                           $35,000        $15,000

Charges for warranty work                                      --             --

Accrual for product warranties issued
   during the period                                           --             --
                                                          -------        -------
Balance at December 31,                                   $35,000        $15,000
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

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004
                                   (Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued

Loss Per Share - continued:

Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Stock options and preferred stock that are convertible into common stock based on the Company's attainment of performance goals are not includible in the calculation of earnings per share until the specified targets are met. The following securities have been excluded from the diluted computation for the six months ended December 31, 2005 and 2004 because they are contingently issuable and/or antidilutive:

                                                          Six Months Ended
                                                     ---------------------------
                                                            December 31,
                                                     ---------------------------
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

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation

2. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2005 consisted of the following:

Accounts payable - trade                                              $  360,943
Professional fees                                                         96,647
Payroll liabilities (includes delinquent payroll taxes and
   associated interest and penalties of $726,089)                        990,710
Accrued Interest                                                          61,999
Deferred rent payable                                                     50,762
Other                                                                     45,000
                                                                      ----------
                                                                      $1,606,061
                                                                      ==========

3. Note Payable - CEO/stockholder

This amount represents a note payable to the Company's chief executive officer and includes deferred salary of $233,938 and accrued interest of $118,478 based on an interest rate of 5% per annum. The Note is due on demand and is secured by substantially all of the assets of the Company and is subordinated to outstanding borrowings under the Notes Payable Affiliate - revolving credit agreement (See Note 6). Prior to the sale of CCS (See Note 7), the Company's chief executive officer had advanced to CCS the sum of $750,741. Pursuant to his employment agreement with the Company, the

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004
                                   (Unaudited)

3. Note Payable - CEO/stockholder - continued:

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

4. Notes Payable - Convertible Credit Facility; Debt Issuance Expense

On June 10, 2004 the Company entered into a convertible credit agreement with private investors pursuant to which the Company borrowed $494,000. The notes bear interest at the rate of 10% per annum, are convertible into the Company's common stock at $.0333 per share and matured on June 30, 2005, except that in the event of default the conversion rate is reduced to $.01667 per share. On June 30, 2005 the Company and the lenders entered into an agreement amending the terms of the notes which included an extension of the maturity date until June 30, 2010, a lowering of the conversion price to $.01667 per share and the lowering of the interest rate to 0% or the minimum allowed by law, subsequent to July 31, 2005. The conversion feature was valued at $3,847,832 using the Black-Scholes option-pricing model. The Company expensed $2,304,455 of this amount in the six months ended December 31, 2004 and $1,543,377 during the remainder of the year ended June 30, 2005 as debt issuance expense. There was no similar expense during the six months ended December 31, 2005.

5. Note Payable - Others

This amount represents notes payable to two individuals, including Menahem Cohen, which the Company issued in January and May 2005. The notes are payable on demand, bears interest at the rate of 5 and 11% per annum, and are unsecured.

6. Notes Payable Affiliate - Revolving Credit Agreement

In August 2005, the Company entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of the Company's chief executive officer, under which the Company may borrow up to $680,000. The Agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand, and are secured by a security interest in substantially all of the Company's assets. In connection with this agreement, the Company's chief executive officer has subordinated his security interest in the Company's assets to any borrowings under this agreement (See Note 3). As of December 31, 2005, the Company had borrowed approximately $424,000 under this agreement.

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

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004
                                   (Unaudited)

7. Disposition of Assets - Sale of CCS International, Ltd. - continued:

In connection with the sale of the stock of CCS Mr. Cohen resigned as vice president and director of the Company, and the Company entered into a consulting agreement with Mr. Cohen through December 31, 2007, pursuant to which the Company will pay Mr. Cohen compensation at the annual rate of $108,000.

8. Common Stock

Stock Issuances

During the six months ended December 31, 2005 the Company issued the following securities:

The Company sold 6,000,003 shares of common stock to accredited investors for $343,000.

The Company issued 6,129,214 shares of common stock in payment of consulting services valued at $293,219.

The Company issued 3,693,000 shares of common stock to employees in payment of $175,680 of accrued wages.

The Company issued 362,145 shares of common stock to its 401 (K) Savings Plan, valued at $17,780, as its match to employee's contributions (See Note 9).

Stock Distribution

On November 17, 2005 the Company's board of directors authorized a three-for-one stock distribution pursuant to which the Company issued two shares of common stock for each share outstanding on the record date, November 28, 2005. The shares were distributed to stockholders on or about December 5, 2005. All references to numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock distribution on a retroactive basis. The par value of the additional shares of common stock issued in connection with the stock distribution was credited to "Common stock" and a like amount charged to "Additional paid-in-capital" in the three month period ended December 31, 2005. The terms of the Company's Series A, Series B and Series C Convertible Preferred stock provide for a change in the conversion rate to adjust for the stock distribution. Accordingly, each share of the Company's Series A, Series B and Series C Convertible Preferred stock has become convertible into three shares of the Company's common stock.

Amendment to Articles of Incorporation

On November 17, 2005 the Company's board of directors authorized an amendment to the Company's Articles of Incorporation increasing the authorized shares of the Company's common stock, par value $.0001 per share from one hundred million to three hundred million, effective on November 28, 2005.

9. 401(K) Savings Plan

The Company maintains a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their salary, subject to the Internal Revenue Service limits. The Company may make a discretionary match as well as a discretionary contribution. During the six months ended December 31, 2005 the Company matched employees contributions of $17,780 by issuing 362,145 shares if its common stock. The Company did not make a discretionary match or a discretionary contribution during the six months ended December 31, 2004.

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004
                                   (Unaudited)

10. Income taxes

      The Company did not incur any income tax liabilities during the three and six month periods ended December 31, 2005 and 2004 due to operating losses. As of December 31, 2005, the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during the three and six months ended December 31, 2005 and 2004 because management is uncertain as to their ultimate realization.

11. Legal Matters

      Although the Company is not the defendant in any litigated matter, CSS and one or more of its subsidiaries are the defendant in a number of actions, in which the total amount claimed is approximately $1,312,000. Although the Company is not a party to any agreement with the plaintiff in any of these actions and has not taken any action to guarantee these obligations, it is possible that the plaintiffs may seek to make a claim against the Company. The Company believes that it has no liability in any of these actions, and will vigorously defend any action which seeks to impose liability upon the Company.

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

12. Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information for the six month periods ended December 31, 2005 and 2004 are as follows:

                                                               Six Months Ended
                                                             -------------------
                                                                 December 31,
                                                             -------------------
                                                               2005        2004
                                                             -------     -------

Interest paid                                                $99,288     $14,586
                                                             =======     =======

Taxes paid                                                   $ 1,677     $ 1,715
                                                             =======     =======

    Accrued interest and deferred salary credited to
    note payable - CEO/stockholder                           $33,089     $89,922
                                                             =======     =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

      The following discussion should be read in conjunction with our financial statements, including the notes thereto. Our financial statements and information have been prepared to reflect our financial position as of December 31, 2005 and December 31, 2004. Historical results and trends should not be taken as indicative of future operations.

      We are operating under a heavy financial burden as reflected in our substantial working capital deficiency and our continuing losses and negative cash flow from operations. We have sought to address these problems during fiscal 2004 by closing our retail operations, although we continue to generate modest retail sales from our headquarters and our London branch, and by entering into credit agreement with certain stockholders pursuant to which we borrowed $494,000. These notes were initially due in June 2005, and were extended for five years.

      In August 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of our chief executive officer, under which we may borrow up to $680,000. The Agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand, and are secured by a security interest in substantially all of our assets. In connection with this agreement, our chief executive officer has subordinated his security interest in our assets to any borrowings under this agreement. As of December 31, 2005, we had borrowed approximately $424,000 under this agreement.

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

During the fiscal year ended June 30, 2004 and continuing thereafter, we changed the direction of our sales effort. We substantially reduced our retail operations by closing our retail stores or converting to them to sales offices, followed in March 2005 with the sale of our retail subsidiaries. We expanded our marketing efforts directed at commercial and governmental users, particularly with respect to our sales of our bomb-jamming systems and our communications monitoring systems. We do not anticipate that retail sales will account for a significant portion of our sales on an ongoing basis.

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

Income taxes

      We use the liability method to determine income tax expense. Under this method, deferred tax assets and liabilities are computed based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. Because of our losses we did not incur any income tax expense during the three and six months ended December 31, 2005 and December 31, 2004.

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

Foreign Currency Translation

      The functional currency of our United Kingdom subsidiary is pound sterling. Accordingly, we translate all assets and liabilities into United States dollars at current rates. Revenues, costs, and expenses are translated at average rates during each reporting period. Gains and losses resulting from the translation of the consolidated financial statements are excluded from results of operations and are reflected as a translation adjustment and a separate component of stockholders' deficit. Translation adjustments were $18,227 as of December 31, 2005. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.

Discontinued Operations

On March 22, 2005, we sold all of the stock of CCS to Menahem Cohen for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. Our balance sheet at December 31, 2005 does not reflect any liabilities of CCS, since we were not an obligor or guarantor with respect to any of the liabilities except as set forth in Note 3 of Notes to Consolidated Financial Statements. Prior to the disposition of CCS we issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor's subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not us, the amount by which the target prices exceeded the value of the stock on December 31, 2005, which was $615,271, is not reflected as our liability at December 31, 2005. Although we have no contractual obligation with respect to any of the obligations of CCS, and we believe we have a valid defense to any claim that we have any liability with respect to any liabilities or obligations of CCS, it is possible that a creditor of CCS or its subsidiaries may make a claim against us and that they may prevail.

RESULTS OF OPERATIONS - Six Months Ended December 31, 2005 and 2004

Revenues. Revenues for the six months ended December 31, 2005 (the "2005 Period") were $1,729,800, a decrease of $340,277 or 16.4%, from revenues of $2,070,077 for the six months ended December 31, 2004 (the "2004 Period") primarily as a consequence of decreased sales from our bombjamming systems partially offset by an increase of $324,343 in revenues recognized from the termination of distribution agreements with non refundable deposit balances to $423,507 in the 2005 Period from $99,164 in the 2004 Period.

Cost of Revenue. Cost of sales decreased by $179,905 or 26.4%, to $501,344 in the 2005 Period from $681,249 in the 2004 Period as a consequence of decreased sales. Cost of sales as a percentage of product sales increased to 38.4% in the 2005 Period from 34.6% in the 2004 Period primarily as a consequence of selling lower margin products in the 2005 Period.

Compensation and benefits. Compensation and benefits decreased by $18,168, or 1.75% to $1,020,780 in the 2005 Period from $1,038,948 in the 2004 Period primarily due to a decrease of $52,948 in our New Rochelle operation resulting from outsourcing certain marketing and sales functions to outside consultants, partially offset by aggregate increases of $34,780 in our Miami and London operation resulting from building marketing, sales and administrative staffs.

Professional fees and legal matters. Professional fees and legal matters increased by $20,067, or 18.2% to $130,372 in the 2005 Period from $110,305 in the 2004 Period. Based on a review of CCS's outstanding legal matters and unpaid settlements, we have established, in consultation with outside counsel, reserves for litigation costs that we believe are probable and can be reasonable estimated. We can provide no assurance, however, that such reserves will be sufficient to absorb actual losses that may result from unfavorable outcomes. Moreover, it is possible that the resolution of litigation contingencies will have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

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

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $112,827, or 16.7% to $788,464 in the 2005 Period from $675,637 in the 2004 Period. The increase was primarily due to an increase in consulting fees of $59,447 as a consequence of increasing resource allocation to outside consultants to market and sell the company's products.

Depreciation and amortization. Depreciation and amortization was $4,000 in the 2005 Period and relates to equipment and leaseholds acquired during Fiscal 2005. There were no depreciable assets during the 2004 Period.

Debt issuance expense. Debt issuance expense is attributable to debt we incurred during June, August and September of 2004 that is convertible into shares of common stock at prices below the market price of our common stock on the date we incurred the debt. The conversion feature was valued at $2,304,455 using the Black-Scholes option-pricing model and was expensed during the 2004 Period. There were no similar transactions in the 2005 Period.

Interest expense. Interest expense increased by $86,680, or 160.2% to $140,802 in the 2005 Period from $54,122 in the 2004 Period primarily as a result of (i) closing costs of $37,921 associated with the revolving line of credit we entered into in August 2005 and (ii) a continued increase in the Company's other interest bearing outstanding debt obligations.

Loss from discontinued operations. Loss from discontinued operations includes CCS's operating loss of $563,970 in the 2004 Period. There was no comparable expense in the 2005 Period.

As a result of the factors described above, our net loss decreased by $2,637,604, or 75.5% to $855,962, $.01 per share, in the 2005 Period from
$3,493,566, $.05 per share, in the 2004 Period.

Liquidity and Capital Resources

We incurred net losses of $855,962 and $9,781,186, for the 2005 Period and the fiscal year June 30, 2005 respectively. At December 31, 2005 we had cash of $47,201, no accounts receivable and a working capital deficit of $4,870,595. During the 2005 Period, we had a negative cash flow from operations of $486,988. Our accounts payable and accrued expenses at December 31, 2005 were $1,606,061. As a result of our continuing losses, our working capital deficiency has increased. We funded our losses through the sale of our common stock, loans from our chief executive officer and a company owned by his wife and the issuance of notes to private investors. We also utilized vendor credit and customer deposits.

Our accounts payable and accrued expenses increased from $1,465,635 at June 30, 2005 to $1,606,061 at December 31, 2005 an increase of $140,426 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $1,107,234 which relate to payments on orders which had not been filled at that date. We have used our advance payments to fund our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

During the past three years we have sought, and been unsuccessful, in our efforts to obtain adequate funding for our business. Because of our losses, we are not able to increase our borrowing. Our bank facility terminated on November 1, 2002 and since that date we have not been able to arrange financing with a replacement bank or institutional lender. In June 2004, we entered into a convertible credit agreement with certain stockholders pursuant to which we borrowed $494,000. Our obligations to these lenders matured on June 30, 2005, and were extended until June 30, 2010. In August, 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., a company owned by the wife of our chief executive officer, under which we may borrow up to $680,000. We borrowed approximately $424,000 under this agreement. These borrowings are due on demand. If demand is made, we do not presently have the resources to pay the lender. If the lender seeks to demand payment or otherwise enforce the notes, it may be necessary for us to seek protection under the Bankruptcy Code. We continue to require funds for our operations, and our failure either to obtain financing or generate cash flow from operations would materially impair our ability to continue in business, and we cannot assure you that we will be able to obtain the necessary financing. If we do not obtain necessary funding, either from operations or from investors, we may be unable to continue our operations and it may be necessary for us to seek protection under the Bankruptcy Code.

      Our main source of funds other than the private investors has been from loans from our chief executive officer, a company owned by the chief executive officer's wife, customer deposits and vendor credit. During the 2005 Period we received $343,000, during fiscal 2005, we received $110,000 and during fiscal 2004 we received $813,000 from the exercise of options to purchase our common stock and the sale of our common stock. We cannot provide any assurance that we will be able to raise any more money through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders might suffer significant dilution and the issuance of securities may result in a change of control. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                            PART II OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

      During the six months ended December 31, 2005 we issued the following in transactions which were not registered pursuant to the Securities Act of 1933:

o We sold 6,000,003 shares of common stock to accredited investors for $343,000.

o We issued 2,299,597 shares of common stock in payment of consulting services valued at $113,500.

o We issued 435,000 shares of common stock to employees in payment of $17,350 of accrued wages.

o We issued 362,145 shares of common stock to our 401 (K) Savings Plan, valued at $17,780, as our match to contributions by employees. (See Note
      9).

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

Date: February 21, 2006