Form 10QSB
period 2006-03-31
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2006-05-08
CIK 1117258

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission file number 000-31779

                    SECURITY INTELLIGENCE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


                    Florida                          65-0928369
          -------------------------------        ------------------
          (State or other jurisdiction of          (IRS Employer
           incorporation or organization)        Identification No.)


                145 Huguenot Street, New Rochelle, New York 10801
                    (Address of principal executive offices)

                                 (914) 654-8700
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of May 4, 2006 was 92,450,424.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                           PERIOD ENDED MARCH 31, 2006


                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets as of March 31, 2006 (unaudited)
           and June 30, 2005                                                  3

          Consolidated Statements of Operations (unaudited) for the three
           and nine months ended March 31, 2006 and March 31, 2005            4

          Consolidated Statements of Cash Flow (unaudited) for the nine
           months ended March 31, 2006 and March 31, 2005                     5

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         15

PART II - OTHER INFORMATION

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds         19

Item 3.   Controls and Procedures                                            20

Item 6.   Exhibits and Reports on Form 8-K                                   20

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                             March 31,
                                                                                                2006            June 30,
                                                                                            (Unaudited)           2005
                                                                                         ----------------   ----------------
ASSETS
Current Assets:
      Cash                                                                               $        20,302    $         1,243
     Inventory                                                                                   572,121            566,133
     Other current assets                                                                         87,519            103,285
                                                                                         ----------------   ----------------
        Total current assets                                                                     679,942            670,661
Property and Equipment, at cost less accumulated depreciation and amortization
   of $10,000 and $4,000 at March 31, 2006 and June 30, 2005 respectively                         15,000             21,000
Receivable from CCS International, Ltd. less allowance for uncollectible amounts
   of $2,936,511 and $2,917,216 at March 31, 2006 and June 30, 2005 respectively                       -                  -
Other assets                                                                                      18,199             18,199
                                                                                         ----------------   ----------------

 Total assets                                                                            $       713,141    $       709,860
                                                                                         ================   ================


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued expenses                                               $     1,738,387    $     1,465,635
     Note payable - CEO/stockholder                                                            1,908,708          1,897,664
     Notes payable affiliate - revolving credit agreement                                        520,094                  -
     Note payable - other                                                                        187,000            246,325
     Customer deposits                                                                           890,698            578,801
     Deferred revenue                                                                            275,172            850,390
                                                                                         ----------------   ----------------
         Total current liabilities                                                             5,520,059          5,038,815
Long term debt - convertible notes payable                                                       494,000            494,000
                                                                                         ----------------   ----------------
Total liabilities                                                                              6,014,059          5,532,815
                                                                                         ----------------   ----------------
Commitments and contingencies - See Notes
Stockholders' deficit:
     Preferred stock, $.0001 par value, 10,000,000 shares authorized: Series A
         Convertible-$1.00 per share liquidation preference,
            3,500,000 shares authorized, issued and outstanding                                      350                350
         Series B Convertible-$1.00 per share liquidation preference,
            1,500,000 shares authorized, issued and outstanding                                      150                150
         Series C Convertible-$.01 per share liquidation preference,
            5,000,000 shares authorized, issued and outstanding                                        -                  -
     Common stock, $.0001 par value, 300,000,000 shares authorized,
         91,750,424 and 71,855,499 issued and outstanding at March 31,
            2006 and June 30, 2005 respectively (Note 8)                                           9,175              2,395
     Additional paid in capital                                                                8,751,438          7,775,448
     Accumulated deficit                                                                     (14,047,562)       (12,590,941)
     Accumulated other comprehensive loss                                                        (14,469)           (10,357)
                                                                                         ----------------   ----------------
       Total stockholders' deficit                                                            (5,300,918)        (4,822,955)
                                                                                         ----------------   ----------------

Total liabilities and stockholders' deficit                                              $       713,141    $       709,860
                                                                                         ================   ================

   The accompanying notes are an integral part of these financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended                    Nine Months Ended
                                                      -----------------------------------   --------------------------------------
                                                                    March 31,                             March 31,
                                                      -----------------------------------   --------------------------------------
                                                            2006               2005                2006                2005
                                                      ---------------   -----------------   ------------------  ------------------
Revenues                                              $      451,054    $        430,829    $       2,180,854   $       2,500,906
                                                      ---------------   -----------------   ------------------  ------------------

Costs and expenses:
    Cost of sales                                            133,468             119,648              634,812             800,897
    Compensation and benefits                                472,370             500,800            1,493,150           1,539,748
    Professional fees                                         53,746              37,040              184,118             147,345
    Stock based compensation                                       -              12,000                    -             146,957
    Selling, general and administrative expenses             340,326           3,265,091            1,128,790           3,940,728
    Depreciation and amortization                              2,000               2,000                6,000               2,000
                                                      ---------------   -----------------   ------------------  ------------------
                                                           1,001,910           3,936,579            3,446,870           6,577,675
                                                      ---------------   -----------------   ------------------  ------------------
Operating loss from continuing
    operations before other items                           (550,856)         (3,505,750)          (1,266,016)         (4,076,769)
                                                      ---------------   -----------------   ------------------  ------------------

Debt issuance and interest expense:
    Debt issuance expense                                          -              17,000                    -           2,321,455
    Interest expense                                          49,803              53,279              190,605             107,401
                                                      ---------------   -----------------   ------------------  ------------------
                                                              49,803              70,279              190,605           2,428,856
                                                      ---------------   -----------------   ------------------  ------------------

Loss from continuing operations                             (600,659)         (3,576,029)          (1,456,621)         (6,505,625)
Discontinued operations:
    Income (loss) from operations of discontinued
      subsidiary - CCS International, Ltd.                         -             293,494                    -            (270,476)
    Loss on disposal of CCS International, Ltd.                    -            (743,000)                   -            (743,000)
                                                      ---------------   -----------------   ------------------  ------------------
                                                                   -            (449,506)                   -          (1,013,476)
                                                      ---------------   -----------------   ------------------  ------------------

Net loss                                              $     (600,659)   $     (4,025,535)   $      (1,456,621)  $      (7,519,101)
                                                      ===============   =================   ==================  ==================

Loss per share, basic and diluted:
    From continuing operations                        $        (0.01)   $          (0.05)   $           (0.02)  $           (0.10)
                                                      ===============   =================   ==================  ==================
    From discontinued operations                                   -    $          (0.01)   $               -   $           (0.01)
                                                      ===============   =================   ==================  ==================
    Total                                             $        (0.01)   $          (0.06)   $           (0.02)  $           (0.11)
                                                      ===============   =================   ==================  ==================

Weighted average number of shares (Note 8)                89,673,815          68,548,035           83,190,073          67,705,983
                                                      ===============   =================   ==================  ==================

   The accompanying notes are an integral part of these financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                  ----------------------------------
                                                                                                March 31,
                                                                                  ----------------------------------
                                                                                         2006              2005
                                                                                  -----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations                                               $     (1,456,621)  $   (6,505,625)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                          6,000            2,000
      Debt issuance expense                                                                      -        2,321,455
      Amortization of deferred compensation                                                      -          107,957
      Allowance for doubtful accounts - CCS International, Ltd.                                  -        2,886,167
      Stock issued to consultant and employee for services                                 595,018           57,500
      Discount on common stock issued for services                                               -           39,000
      (Increase) decrease in other comphrensive loss                                        (4,112)           8,805
      Noncash compensation - CEO/stockholder                                                     -           79,700
      Noncash interest expense - CEO/stockholder                                            44,816           27,763
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
        (Increase) in accounts receivable                                                        -          (52,240)
        (Increase) decrease in inventory                                                    (5,988)          41,628
        Decrease in other current assets                                                    15,766           88,027
        (Increase) in other assets                                                               -          (11,785)
        Increase in accounts payable and accrued expenses                                  317,504          611,450
        Increase (decrease) increase in customer deposits                                  311,897         (549,612)
        (Decrease) increase in deferred revenue                                           (575,218)         234,725
      Discontinued operations                                                                    -         (167,369)
                                                                                  -----------------  ---------------
Net cash used in operating activities                                                     (750,938)        (780,454)
                                                                                  -----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                         -          (25,000)
                                                                                  -----------------  ---------------
Net cash used in investing activities                                                            -          (25,000)
                                                                                  -----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving credit agreement - affiliate                                520,094                -
    Borrowings under notes payable - others                                                      -          187,000
    (Repayments) of notes payable - other                                                  (59,325)               -
    (Repayments) under note payable - CEO/stockholder                                      (33,772)               -
    Borrowings under note payable - CEO/stockholder                                              -          168,471
    Borrowings under convertible credit facility                                                 -          294,000
    Proceeds from issuance of common stock                                                 343,000                -
                                                                                  -----------------  ---------------
Net cash provided by financing activities                                                  769,997          649,471
                                                                                  -----------------  ---------------

Net increase (decrease) in cash                                                             19,059         (155,983)

Cash, beginning of period                                                                    1,243          172,395
                                                                                  -----------------  ---------------
Cash, end of period                                                               $         20,302   $       16,412
                                                                                  =================  ===============

   The accompanying notes are an integral part of these financial statements.

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                             March 31, 2006 and 2005
                                   (Unaudited)


1 - Interim Financial Statements

      The accompanying unaudited consolidated financial statements of Security Intelligence Technologies, Inc. and subsidiaries (the "Company") have been prepared pursuant to generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended June 30, 2005 filed on Form 10-KSB. On November 17, 2005, the board of directors approved a three-for-one stock distribution pursuant to which the Company issued two shares for each share of common stock outstanding on the record date, November 28, 2005. All share and per share information in this Form 10-QSB retroactively reflects the stock distribution. See Note 8.

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented have been included. The Company's quarterly results presented herein are not necessarily indicative of results for a full year.

Organization and Nature of Business

      The Company is engaged in the design, assembly and sale of security and surveillance products and systems. The Company purchases finished items for resale from independent manufacturers, and also assembles off-the-shelf electronic devices and other components into proprietary products and systems at its own facilities. The Company generally sells to businesses, distributors, government agencies and consumers through its sales office in Miami, Florida, its executive offices located in New Rochelle, New York and through its retail store/service center in London, England.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Homeland Security Strategies, Inc., a New York corporation, that commenced operations on August 20, 2003; Homeland Security Strategies of California, Inc., a California corporation, that operated a sales office that commenced operations on December 26, 2003 and closed in September 2004; Homeland Security Strategies Inc. of Florida, Inc., a Florida corporation, that operates a sales office that commenced operations on January 30, 2004 and Homeland Security Strategies (UK), Ltd. (formerly Counter Spy Shop of Mayfair Limited), a United Kingdom corporation that operates a retail store/service center. All significant intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations

Prior to 2004, a significant portion of the Company's revenue was derived from sales by retail stores which were operated by the Company's wholly-owned subsidiary, CCS International, Ltd. ("CCS"). Commencing in mid 2003 and continuing through March 2004, the Company closed all of its retail stores, although the Company continues to make modest retail sales from its headquarters and its London branch. On March 22, 2005, the Company sold the stock of CCS to Menahem Cohen, who was then a vice president and a director of the Company, for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. Since the Company no longer operates any retail stores, the operations of CCS and its subsidiaries are treated as a discontinued operation in our financial statements. The subsidiaries disposed of were, in addition to CCS, Spy Shop, Ltd. d/b/a Counter Spy Shop of Delaware (formerly a retail store closed on January 31, 2004); Security Design Group, Inc. (formerly a manufacturing operation, currently inactive); Counter Spy Shop of Mayfair London, Ltd. (formerly a retail store closed on July 1, 2003); CCS Counter Spy Shop of

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                             March 31, 2006 and 2005
                                   (Unaudited)


1. Nature of Business and Summary of Significant Accounting Policies - continued

Discontinued Operations - continued:

Mayfair London, Ltd. (formerly a retail store closed on January 1, 2004); and Counter Spy Shop of Mayfair, Ltd. (formerly a sales office/retail store that ceased operations on March 31, 2004). The operations of CCS International, Ltd. and its subsidiaries have been included in loss from discontinued operations for the three and nine months ended March 31, 2005.

Going Concern and Liquidity

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,456,621 and $9,781,186 for the nine months ended March 31, 2006 and the fiscal year ended June 30, 2005, respectively. In addition, at March 31, 2006, the Company had a working capital deficit of $4,840,117, long term debt of $494,000, and a deficiency in stockholders' equity of $5,300,918. The Company's bank facility has terminated, and the only source of funds other than operations has been loans from the Company's chief executive officer and GCOM Consultants, Inc. a company owned by the wife of the chief executive officer, deposits from customers and distributors, proceeds from notes and the sale of common stock. (See Notes 3, 4, 5, and 6). These factors raise substantial doubt about the Company's ability to continue as a going concern. To address the Company's immediate cash requirements which are necessary for the Company to continue in business, management discontinued substantially all of its retail operations during the fiscal year ended June 30, 2004 and re-focused its marketing efforts to focus on its sophisticated bomb jamming and cellular monitoring systems to the United States and friendly international governments and contractors of the United States Government. Sales to these groups of these systems were $973,000 during the fiscal year ended June 30, 2005 and $640,000 during the nine months ended March 31, 2006. At March 31, 2006, the Company had outstanding purchase orders for an additional $1,100,000 of these systems. As part of this effort, the Company has re-focused its staff, and is actively pursuing additional equity and debt financing to supplement cash flow from operations. However, the Company's low stock price and its continuing losses make it difficult to obtain equity and debt funding, and, there can be no assurances that additional financing will be available to the Company on acceptable terms, or at all, or that the Company will generate the necessary cash flow from operations. The Company and its management believe that its bomb jamming and cellular monitoring systems and the United States and friendly international governments marketplace are viable products and markets in which to compete, and ultimately achieve profitability. The Company's ability to continue its operations is dependent upon its ability to generate sufficient cash flow either from operations or from financing, to meet its obligations on a timely basis and to further develop and market its products. However, the Company's financial condition and continuing losses may inhibit potential customers from purchasing the Company's products. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                             March 31, 2006 and 2005
                                   (Unaudited)


1. Nature of Business and Summary of Significant Accounting Policies - continued

Contingent Liabilities of CCS

      The Company's balance sheet at March 31, 2006 does not reflect any liabilities of CCS, since the Company was not an obligor or guarantor with respect to any of the liabilities except as set forth in Note 3. The Company issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor's subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not the Company, the amount by which the target prices exceeded the value of the stock on March 31, 2006, which was $737,803, is not reflected as a liability of the Company at March 31, 2006. In addition at March 31, 2006, CCS's creditors had initiated lawsuits against CCS for nonpayment of accrued liabilities and its distributors has initiated litigation for breeches of their agreements in the total amount of approximately $1,312,000. Judgments of approximately $770,000 have been entered against CCS in these matters. Although the Company has no contractual obligation with respect to any of the obligations of CCS, and the Company believes that it has a valid defense to any claim that it has any liability with respect to any liabilities or obligations of CCS, it is possible that a creditor of CCS or its subsidiaries may make a claim against the Company and that they may prevail.

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

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                             March 31, 2006 and 2005
                                   (Unaudited)


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

FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income (loss) and income
(loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005, 2004, 2003 and 2002: dividend yield of 0%, risk-free interest rates ranging from 3.38% to 4.32%, expected lives of eight years, and expected volatility ranging from 120% to 178%. Under the accounting provisions of SFAS Statement 123, the Company's net loss and loss per share for the three and nine months ended March 31, 2006 and 2005, would have been the pro forma amounts indicated below:

                                                           Three Months Ended               Nine Months Ended
                                                      -----------------------------   -------------------------------
                                                                March 31,                        March 31,
                                                      -----------------------------   -------------------------------
Net loss:                                                 2006             2005            2006              2005
                                                      ------------   --------------   --------------   --------------
    As reported                                       $  (600,659)   $  (4,025,535)   $  (1,456,621)   $  (7,519,101)
    Add: Stock based employee compensation expense
       included in reported net loss                            -                -                -                -
    Deduct: Total stock based employee compensation
       expense determined under the fair value based
         method for all awards                           (256,154)      (1,142,768)        (846,935)      (1,196,214)
                                                      ------------   --------------   --------------   --------------
                                                      $  (856,813)   $  (5,168,303)   $  (2,303,556)   $  (8,715,315)
                                                      ============   ==============   ==============   ==============

Loss per share, basic and diluted:
    As reported                                       $     (0.01)   $       (0.06)   $       (0.02)   $       (0.11)
    Proforma                                          $     (0.01)   $       (0.08)   $       (0.03)   $       (0.13)

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

Warranties

      The Company warrants the products and systems it sells to be free from defects in materials and workmanship under normal use. Parts and labor costs to repair defective products or systems are covered during the first ninety days after delivery of the product or system. Thereafter the cost is billed to the customer. A tabular reconciliation of the Company's aggregate product warranty liability for the nine months ended March 31, 2006 and 2005 is as follows:

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                             March 31, 2006 and 2005
                                   (Unaudited)


1. Nature of Business and Summary of Significant Accounting Policies - continued

Warranties - continued:

                                                          Nine Months Ended
                                                     ---------------------------
                                                              March 31,
                                                     ---------------------------
                                                         2006           2005
                                                     ------------   ------------
Balance July 1,                                      $    35,000    $    15,000

Charges for warranty work                                      -              -

Accrual for product warranties issued
   during the period                                           -              -
                                                     ------------   ------------
Balance at March 31,                                 $    35,000    $    15,000
                                                     ============   ============

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

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                             March 31, 2006 and 2005
                                   (Unaudited)


1. Nature of Business and Summary of Significant Accounting Policies - continued

Loss Per Share - continued:

Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Stock options and preferred stock that are convertible into common stock based on the Company's attainment of performance goals are not includible in the calculation of earnings per share until the specified targets are met. The following securities have been excluded from the diluted computation for the three and nine months ended March 31, 2006 and 2005 because they are contingently issuable and/or antidilutive:

                                                Three Months Ended                  Nine Months Ended
                                          ------------------------------    --------------------------------
                                                     March 31,                          March 31,
                                          ------------------------------    --------------------------------
                                                2006            2005              2006              2005
                                          --------------  --------------    --------------   ---------------
Series A convertible preferred stock         10,500,000      10,500,000        10,500,000        10,500,000
Series B convertible preferred stock          4,500,000       4,500,000         4,500,000         4,500,000
Series C convertible preferred stock         15,000,000      15,000,000        15,000,000        15,000,000
Stock options                                43,828,500      43,828,500        43,828,500        43,828,500
Warrants                                      1,500,000       1,500,000         1,500,000         1,500,000


Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation

2. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2006 consisted of the following:

Accounts payable - trade                                        $     345,212
Professional fees                                                      98,950
Payroll liabilities (includes delinquent payroll taxes and
   associated interest and penalties of $868,491)                   1,132,838
Accrued Interest                                                       66,211
Deferred rent payable                                                  50,176
Other                                                                  45,000
                                                                --------------
                                                                $   1,738,387
                                                                ==============

3. Note Payable - CEO/stockholder

This amount represents a note payable to the Company's chief executive officer and includes deferred salary of $293,624 and accrued interest of $131,852 based on an interest rate of 5% per annum. The Note is due on demand and is secured by substantially all of the assets of the Company and is subordinated to outstanding borrowings under the Notes Payable Affiliate - revolving credit agreement (See Note 4). Prior to the sale of CCS (See Note 7), the Company's chief executive officer had advanced to CCS the sum of $750,741. Pursuant to his employment agreement with the Company, the

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                             March 31, 2006 and 2005
                                   (Unaudited)


3. Note Payable - CEO/stockholder - continued:

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

4. Notes Payable Affiliate - Revolving Credit Agreement

In August 2005, the Company entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of the Company's chief executive officer, under which the Company may borrow up to $680,000. The Agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand, and are secured by a security interest in substantially all of the Company's assets. In connection with this agreement, the Company's chief executive officer has subordinated his security interest in the Company's assets to any borrowings under this agreement (See Note 3). As of March 31, 2006, the Company had borrowed approximately $520,000 under this agreement.


5. Note Payable - Others

This amount represents notes payable to two individuals, including Menahem Cohen, which the Company issued in January and May 2005. The notes are payable on demand, bears interest at the rate of 5 and 11% per annum, and are unsecured.


6. Long Term Debt - Notes Payable - Convertible Credit Facility; Debt Issuance Expense

On June 10, 2004 the Company entered into a convertible credit agreement with private investors pursuant to which the Company borrowed $494,000. The notes bear interest at the rate of 10% per annum, are convertible into the Company's common stock at $.0333 per share and matured on June 30, 2005, except that in the event of default the conversion rate is reduced to $.01667 per share. On June 30, 2005 the Company and the lenders entered into an agreement amending the terms of the notes which included an extension of the maturity date until June 30, 2010, a lowering of the conversion price to $.01667 per share and the lowering of the interest rate to 0% or the minimum allowed by law, subsequent to July 31, 2005. The conversion feature was valued at $3,847,832 using the Black-Scholes option-pricing model. The Company expensed $2,304,455 of this amount in the six months ended December 31, 2004 and $1,543,377 during the remainder of the year ended June 30, 2005 as debt issuance expense. There was no similar expenses during the three and nine months ended March 31,2006.

7. Disposition of Assets - Sale of CCS International, Ltd.

On March 22, 2005, the Company sold all of the stock of CCS to Menahem Cohen for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. Because of CCS's financial condition the Company has established a full reserve for uncollectible amounts due from them of $2,936,511. Prior to the sale of CCS,, the Company's president and chief executive office, had advanced to CCS the sum of $750,741. Pursuant to Mr. Jamil's employment agreement with the Company, the Company guaranteed CCS obligations to Mr. Jamil to the maximum amount of $738,000 (See Notes 3). The Company's obligations under this guaranty are payable only from cash flow from operations not required for the Company's business. Because of CCS' financial condition, the guaranteed obligations have been reflected as a liability of the Company's balance sheet under the caption "Notes Payable - CEO/Stockholder".

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                             March 31, 2006 and 2005
                                   (Unaudited)


7. Disposition of Assets - Sale of CCS International, Ltd. - continued:

In connection with the sale of the stock of CCS Mr. Cohen resigned as vice president and director of the Company, and the Company entered into a consulting agreement with Mr. Cohen through December 31, 2007, pursuant to which the Company will pay Mr. Cohen compensation at the annual rate of $108,000.

8. Common Stock

Stock Issuances

During the nine months ended March 31, 2006 the Company issued the following securities:

The Company sold 6,000,003 shares of common stock to accredited investors for $343,000.

The Company issued 7,666,800 shares of common stock in payment of consulting services valued at $348,936.

The Company issued 5,733,000 shares of common stock to employees in payment of $246,081 of accrued wages.

The Company issued 495,122 shares of common stock to its 401 (K) Savings Plan, valued at $23,040, as its match to employee's contributions (See Note 9).

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

9. 401(K) Savings Plan

The Company maintains a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their salary, subject to the Internal Revenue Service limits. The Company may make a discretionary match as well as a discretionary contribution. During the nine months ended March 31, 2006 the Company matched employees contributions of $23,040 by issuing 495,122 shares if its common stock. The Company did not make a discretionary match or a discretionary contribution during the nine months ended March 31, 2005.

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                             March 31, 2006 and 2005
                                   (Unaudited)


10. Income taxes

      The Company did not incur any income tax liabilities during the three and nine month periods ended March 31, 2006 and 2005 due to operating losses. As of March 31, 2006, the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during the three and nine months ended March 31, 2006 and 2005 because management is uncertain as to their ultimate realization.

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

12. Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information for the nine month periods ended March 31, 2006 and 2005 are as follows:

                                                               Nine Months Ended
                                                         ----------------------------
                                                                   March 31,
                                                         ----------------------------
                                                              2006           2005
                                                         -------------   ------------
Interest paid                                            $    120,541    $    24,406
                                                         =============   ============

Taxes paid                                               $      2,039    $     3,108
                                                         =============   ============

Non-cash financing and investing activities:
    Common stock issued to settle accounts payable       $     23,040    $     9,200
                                                         =============   ============
    Accrued interest and deferred salary credited to
    note payable - CEO/stockholder                       $     44,816    $   107,463
                                                         =============   ============

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                             March 31, 2006 and 2005
                                   (Unaudited)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

      The following discussion should be read in conjunction with our financial statements, including the notes thereto. Our financial statements and information have been prepared to reflect our financial position as of March 31, 2006 and March 31, 2005. Historical results and trends should not be taken as indicative of future operations.

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

      In August 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of our chief executive officer, under which we may borrow up to $680,000. The Agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand, and are secured by a security interest in substantially all of our assets. In connection with this agreement, our chief executive officer has subordinated his security interest in our assets to any borrowings under this agreement. As of March 31, 2006, we had borrowed approximately $520,000 under this agreement.

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

Income taxes

      We use the liability method to determine income tax expense. Under this method, deferred tax assets and liabilities are computed based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. Because of our losses we did not incur any income tax expense during the three and nine months ended March 31, 2006 and March 31, 2005.

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

Foreign Currency Translation

      The functional currency of our United Kingdom subsidiary is pound sterling. Accordingly, we translate all assets and liabilities into United States dollars at current rates. Revenues, costs, and expenses are translated at average rates during each reporting period. Gains and losses resulting from the translation of the consolidated financial statements are excluded from results of operations and are reflected as a translation adjustment and a separate component of stockholders' deficit. Translation adjustments were $14,469 as of March 31, 2006. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.

Discontinued Operations

On March 22, 2005, we sold all of the stock of CCS to Menahem Cohen for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. Our balance sheet at December 31, 2005 does not reflect any liabilities of CCS, since we were not an obligor or guarantor with respect to any of the liabilities except as set forth in Note 3 of Notes to Consolidated Financial Statements. Prior to the disposition of CCS we issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor's subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not us, the amount by which the target prices exceeded the value of the stock on March 31, 2006, which was $737,803, is not reflected as our liability at December 31, 2005. Although we have no contractual obligation with respect to any of the obligations of CCS, and we believe we have a valid defense to any claim that we have any liability with respect to any liabilities or obligations of CCS, it is possible that a creditor of CCS or its subsidiaries may make a claim against us and that they may prevail.

RESULTS OF OPERATIONS - Nine Months Ended March 31, 2006 and 2005

Revenues. Revenues for the nine months ended March 31, 2006 (the "2006 Period") were $2,180,854, a decrease of $320,052 or 12.9%, from revenues of $2,500,906 for the nine months ended March 31, 2005 (the "2005 Period") primarily as a consequence of decreased sales from our bombjamming systems partially offset by an increase of $463,299 in revenues recognized from the termination of distribution agreements with non refundable deposit balances to $562,463 in the 2006 Period from $99,164 in the 2005 Period.

Cost of Revenue. Cost of sales decreased by $166,085 or 20.7%, to $634,812 in the 2006 Period from $800,897 in the 2005 Period as a consequence of decreased sales. Cost of sales as a percentage of product sales increased to 39.2% in the 2006 Period from 33.4% in the 2005 Period primarily as a consequence of selling lower margin products in the 2006 Period.

Compensation and benefits. Compensation and benefits decreased by $46,598, or 3.0% to $1,493,150 in the 2006 Period from $1,539,748 in the 2005 Period primarily due to outsourcing certain marketing and sales functions to outside consultants.

Professional fees and legal matters. Professional fees and legal matters increased by $36,773, or 25.0% to $184,118 in the 2006 Period from $147,345 in the 2005 Period. Based on a review of CCS's outstanding legal matters and unpaid settlements, we have established, in consultation with outside counsel, reserves for litigation costs that we believe are probable and can be reasonable estimated. We can provide no assurance, however, that such reserves will be sufficient to absorb actual losses that may result from unfavorable outcomes. Moreover, it is possible that the resolution of litigation contingencies will have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

Stock based compensation. Stock based compensation is attributable to the grant of options and warrants to consultants and common stock which we issued to employees in payment of accrued wages at a discount from the market price. These items were valued at $146,957 using the Black-Scholes option-pricing model and were expensed during the 2005 Period. There was no comparable expense in the 2006 Period.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $2,811,938, or 71.4% to $1,128,790 in the 2006 Period from $3,940,728 in the 2005 Period. The decrease was primarily due to a full provision for doubtful accounts on receivables from CCS International, Ltd. of $2,866,872 in the 2005 Period with no similar expense in the 2006 Period partially offset by an increase in consulting fees of $55,544 as a consequence of increasing resource allocation to outside consultants to market and sell the company's products.

Depreciation and amortization. Depreciation and amortization increased by $4,000, or 200.0% to $6,000 in the 2006 Period from $2,000 in the 2005 Period as the depreciable assets were acquired in the 2005 Period.

Debt issuance expense. Debt issuance expense is attributable to debt we incurred during June, August and September of 2004 that is convertible into shares of common stock at prices below the market price of our common stock on the date we incurred the debt. The conversion feature was valued at $2,321,455 using the Black-Scholes option-pricing model and was expensed during the 2005 Period. There were no similar transactions in the 2006 Period.

Interest expense. Interest expense increased by $83,204, or 77.5% to $190,605 in the 2006 Period from $107,401 in the 2005 Period primarily as a result of (i) closing costs of $37,921 associated with the revolving line of credit we entered into in August 2005 and (ii) a continued increase in the Company's other interest bearing outstanding debt obligations.

Loss from discontinued operations. Loss from discontinued operations includes CCS's operating loss of $270,476 in the 2005 Period and a loss on the disposal of CCS of $743,000 in the 2005 Period. Included in the loss on disposal of CCS is a charge for $738,000 that represents the Company's guarantee of the obligations to Mr. Jamil of its previous subsidiary, CCS.

As a result of the factors described above, our net loss decreased by $6,062,480, or 80.6% to $1,456,621, $.02 per share, in the 2006 Period from
$7,519,101, $.11 per share, in the 2005 Period.

Liquidity and Capital Resources

We incurred net losses of $1,456,621 and $9,781,186, for the 2006 Period and the fiscal year June 30, 2005 respectively. At March 31, 2006 we had cash of $20,302, no accounts receivable and a working capital deficit of $4,840,117 and long term debt of $494,000. During the 2006 Period, we had a negative cash flow from operations of $750,938. Our accounts payable and accrued expenses at March 31, 2006 were $1,738,387. As a result of our continuing losses, our working capital deficiency has increased. We funded our losses through the sale of our common stock, loans from our chief executive officer and a company owned by his wife and the issuance of notes to private investors. We also utilized vendor credit and customer deposits.

Our accounts payable and accrued expenses increased from $1,465,635 at June 30, 2005 to $1,738,387 at March 31, 2006 an increase of $272,752 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $1,165,870 which relate to payments on orders which had not been filled at that date. We have used our advance payments to fund our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

During the past three years we have sought, and been unsuccessful, in our efforts to obtain adequate funding for our business. Because of our losses, we are not able to increase our borrowing. Our bank facility terminated on November 1, 2002 and since that date we have not been able to arrange financing with a replacement bank or institutional lender. In June 2004, we entered into a convertible credit agreement with certain stockholders pursuant to which we borrowed $494,000. Our obligations to these lenders matured on June 30, 2005, and were extended until June 30, 2010. In August, 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., a company owned by the wife of our chief executive officer, under which we may borrow up to $680,000. We borrowed approximately $520,000 under this agreement. These borrowings are due on demand. If demand is made, we do not presently have the resources to pay the lender. If the lender seeks to demand payment or otherwise enforce the notes, it may be necessary for us to seek protection under the Bankruptcy Code. We continue to require funds for our operations, and our failure either to obtain financing or generate cash flow from operations would materially impair our ability to continue in business, and we cannot assure you that we will be able to obtain the necessary financing. If we do not obtain necessary funding, either from operations or from investors, we may be unable to continue our operations and it may be necessary for us to seek protection under the Bankruptcy Code.

Our main source of funds other than the private investors has been from loans from our chief executive officer, a company owned by the chief executive officer's wife, customer deposits and vendor credit. During the 2006 Period we received $343,000, during fiscal 2005, we received $110,000 and during fiscal 2004 we received $813,000 from the exercise of options to purchase our common stock and the sale of our common stock. We cannot provide any assurance that we will be able to raise any more money through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders might suffer significant dilution and the issuance of securities may result in a change of control. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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



                            PART II OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

      During the nine months ended March 31, 2006 we issued the following in transactions which were not registered pursuant to the Securities Act of 1933:

o We sold 6,000,003 shares of common stock to accredited investors for $343,000.

o We issued 2,299,597 shares of common stock in payment of consulting services valued at $113,500.

o We issued 435,000 shares of common stock to employees in payment of $17,350 of accrued wages.

o We issued 495,122 shares of common stock to our 401 (K) Savings Plan, valued at $23,040, as our match to contributions by employees. (See Note
      9).

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

Date: May 8, 2006