Form 10KSB
period 2006-06-30
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2006-10-12
CIK 1117258

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2006
                                       OR

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

Securities registered under Section 12(g) of the Exchange Act: Title of class:
Common stock, par value $.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. Yes [ ] No [X].

The Registrant's revenues for the fiscal year ended June 30, 2006 were $2,399,745.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, was $1,103,270 at September 27, 2006.

The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of September 27, 2006 was 93,848,143.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number


Part I                                                                         4

Description of Business                                                        4

Description of Properties                                                     16

Legal Proceedings                                                             16

Submission Of Matters To A Vote Of Security Holders                           17

Part II                                                                       17

Market For Registrant's Common Equity And Related Stockholder
   Matters                                                                    17

Management's Discussion And Analysis Of Financial Condition And
   Results Of Operations                                                      19

Financial Statements And Supplementary Data                                   24

Changes In And Disagreement With Accountants On
   Accounting And Financial Disclosure                                        24

Controls And Procedures                                                       24

Other Information                                                             24

Part III

Directors, Executive Officers, Promoters and Control Persons;
   Compliance with Section 16 (a) of the Exchange Act of the Registrant       24

Executive Compensation                                                        26

Security Ownership of Certain Beneficial Owners And Management                29

Certain Relationships and Related Transactions                                31

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

      o     systems which are used to monitor mobile and other communications;
            and

      o countermeasure security equipment, including counter surveillance, wiretap detection, voice stress analysis lie detection equipment and voice logging systems.

Although our operations have generated losses since our organization, and our losses are continuing, we believe that our ability to operate profitably in the future will be dependent upon our ability to continue to develop and market our bomb jamming equipment and to market our communications monitoring systems. We design and assemble the bomb jamming equipment, which we introduced in 2004. We market the communications monitoring systems pursuant to a distribution agreement. Although we offer a number of other security products, revenue from these products has not been significant.

Our revenue from bomb jamming and communications monitoring equipment was approximately $640,000 for the year ended June 30, 2006 and $973,000 for the year ended June 30, 2005. At June 30, 2006, we had five firm orders for bomb jamming equipment, totaling $1,373,000, which are scheduled for shipment during the second quarter of fiscal 2007.

Stock Distribution

On November 17, 2005, we effected a three-for-one stock distribution, pursuant to which we issued two shares of common stock for each share of common stock outstanding on November 28, 2005, the record date. All share and per share information in this Form 10-KSB annual report retroactively reflects such stock distribution. In connection with the stock distribution, our authorized common stock was increased from 100 million shares shares to 300 million shares.

About US

We are a Florida corporation organized under the name Hipstyle.com, Inc. in June 1999. In April 2002, in a transaction characterized as a reverse acquisition, we acquired CCS International, Ltd. ("CCS"), and our corporate name was changed to Security Intelligence Technologies, Inc. The transaction by which we acquired the stock of CCS is referred to in this annual report as the "reverse acquisition." From and after April 17, 2002 and continuing through the year ended June 30, 2003, our business was the business conducted by CCS prior to the reverse acquisition.

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

At June 30, 2006, we had cash of approximately $27,000, no accounts receivable, and a working capital deficit of approximately $6.4 million. Our operations generated a negative cash flow of more than $863,000 for the fiscal year ended June 30, 2006 and more than $1 million for the fiscal year ended June 30, 2005. In order to pay our current obligations and develop and market our products, we require significant additional working capital. We have incurred losses in the past, our losses are continuing and we are continuing to generate negative cash flow from operations. As a result, our working capital deficiency is increasing. In the event that we are unable to raise the necessary funding we may be unable to continue operations and it may be necessary to seek protection under the Bankruptcy Code.

Our increasing current liabilities reflect our inability to pay creditors currently.

We have used our deposits from our distributors and clients to pay our creditors and finance our operations. If our vendors do not extend us necessary credit, we may not be able to fill our current orders, which may affect the willingness of our distributors and our clients to continue to place orders with us or to make advance payments to us. Our inability to obtain advance payments from distributors and clients will impair our ability to obtain components necessary to make products, which, in turn, may result in a cessation of our business.

If we continue to operate at a loss, we may be unable to continue in business.

We sustained net losses of $3.1 million, or $.04 per share (basic and diluted), for the fiscal year ended June 30, 2006, and $9.8 million, or $.14 per share (basic and diluted), for the fiscal year ended June 30, 2005, and our losses are continuing. Our failure to operate profitably is affecting the willingness of distributors and clients to place orders with us and the willingness of our suppliers to provide us with necessary components. We cannot assure you we will ever be able to operate profitably, and if we are unable to operate profitably, we may be unable to continue in business, and it may be necessary for us to seek protection under the Bankruptcy Code.

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

Our only source of funds since prior to July 1, 2003, other than deposits by our distributors and clients, has been sales of our common stock or the exercise of options to buy our common stock, from which we received gross proceeds of $343,000 during the fiscal year ended June 30, 2006 and $110,000 during the fiscal year ended June 30, 2005, loans and credit facilities from our officers and members of their families and a placement of notes to certain of our stockholders and other individuals. In view of our substantial working capital deficit and continuing losses, we may be unable to raise equity or obtain additional credit. If we are not able to generate the capital or obtain the credit we require, it may be necessary for us to cease operations and seek protection under the Bankruptcy Code.

A significant portion of our revenue results from revenues recognized from the termination of distribution agreements with non refundable deposit.

For the year ended June 30, 2006, approximately $562,000, or 23.4% of our revenue, resulted from the termination of distribution agreements that had non-refundable deposits. We had entered into distribution agreements pursuant to which the distributors made a non-refundable deposit on account of products to be purchased in the future. To the extent that the agreement is terminated or expires without the required purchases being made, we have recognized the amount of the unapplied deposit as revenue. We cannot assure you that our distributors will not seek a refund of the deposit, notwithstanding the non-refundable nature of the deposit or that the distributors will not be successful if they pursue such a claim in court.

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

CCS had obligations and liabilities, including judgments, which had been reflected as liabilities on our balance sheet prior to our sale of CCS. The liabilities of CCS include stock price guarantees made by CCS in connection with its settlement of debt obligations. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor's subsequent sale of the shares. Although we are not a party to any of the agreements or judgments pursuant to which these liabilities or other obligations arose, it is possible that CCS' creditors may seek to make a claim against us. If such claims are brought against us, we would incur significant expense in defending the claims with no assurance that we will prevail. In 2006 a default judgment was entered against us with respect to obligations of CCS that resulted from an action claiming we were responsible for the underlying obligations.

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

We sell our communications monitoring equipment pursuant to a distribution agreement with the foreign supplier of the product. This supplier holds the right to the product, and, in the event that, for any reason, it fails to supply us with product, we have no other source of supply. We may not be able to obtain distribution rights to any comparable product. Since we consider the communications monitoring equipment to be crucial to our growth, our growth would be impaired by our inability to market such a product.

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

A part of our growth strategy is to acquire other businesses that are related to our current business and to obtain licenses to new products in the security field. Any acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or issue equity. Our stock price and financial condition may adversely affect our ability to make acquisitions for equity or to raise funds for acquisitions through the issuance of equity securities. If we fail to make any acquisitions, our future growth may be limited. Furthermore, because of our stock price and our continuing losses, it may be difficult for us to make an acquisition, and if we make an acquisition, the issuance of any stock or other equity securities in connection with the acquisition may result in significant dilution to our stockholders and may result in a change of control. As of the date of this annual report, we do not have any agreement or understanding, either formal or informal, as to any acquisition.

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

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors has and in the future may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future. At present, all of the authorized preferred stock has been issued to our executive officers; however, we may amend our certificate of incorporation to increase the number of authorized shares of preferred stock.

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

We may issue stock upon the exercise of options or pursuant to stock grants covering a total of 9,613,083 shares of common stock pursuant to our stock incentive plans, including options to purchase 7,828,500 shares which were outstanding on June 30, 2006. In addition we have granted options to purchase an additional 36,000,000 shares to our senior executive officers. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

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

As of June 30, 2006, Ben Jamil, our chairman of the board and chief executive officer, beneficially owns 51.3% of our common stock and, as a result of preferred stock ownership, holds 76.0% of our voting rights, and he exercises control over our operations and, at a meeting of stockholders, he may be able to elect all of the members of our board of directors and approve any matter requiring stockholder approval including an amendment to our certificate of incorporation to increase our authorized preferred and common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

      The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market as a result of Sarbanes-Oxley requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. Because none of our directors are independent directors, we do not have independent audit or compensation committees. We also are not in compliance with requirements relating to the distribution of annual and interim reports, the holding of stockholders meetings and solicitation of proxies for such meeting and requirements for stockholder approval for certain corporate actions. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

Industry Overview

      Increasingly, governments, including the military, businesses and individuals have recognized the need for security products and services to protect them from the risks associated with terrorism, physical attacks, and threats of violence, white-collar crime and fraud.

      The United States has been the target of several deadly terrorist attacks directed towards its citizens and facilities around the world. As a result, institutions, including the United States Department of Defense and other government agencies and multinational corporations are redefining strategies to protect against and combat terrorism.

      As a company in the security products industry, we market our products in three markets - the law enforcement security market, the government military market and the specialized security services market.

      Law Enforcement Security Products Market. In response to an increased emphasis on safety and protection, the number of active police officers has increased significantly over the past several years. By 2004 there were more than 900,000 law enforcement personnel in the United States. As a result of the terrorist's attacks on September 11, 2001, the United States established the Department of Homeland Security funding it with a budget of $13 billion in its first fiscal year which has escalated to $42.7 billion in fiscal 2007, an increase of 228%.

      Military Market. Worldwide defense expenditures are estimated at $950 billion. The United States spends several times more on its military than any conceivable adversary, and together with its allies accounts for more than two-thirds of total worldwide defense spending. United States defense spending has surged since the late 1990s. Between 1999 and 2004, the United States defense budgets increased by more than 41% with most of the increase coming after the September 11, 2001, terrorist attacks.

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

Bomb-Jamming Systems

Our bomb-jamming equipment is designed to prevent the explosion of radio-controlled improvised explosive devices that are detonated by signals transmitted from instruments such as cell phones and garage door openers. Our bomb jammers blanket an area with radio interference; neutralizing radio controlled improvised explosive devices. These products are designed to protect against assassinations, border control and check point bombings, roadside bombs and other forms of terrorism where the radio waves are used to detonate a bomb. These products are designed to:

      o     jam remote controlled military grade radio command detonators and;

      o neutralize radio-controlled triggers of improvised explosive devices and;

      o     defend against radio fired mines

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

Our bomb-jamming equipment is based on our proprietary software, which can disable radio-controlled improvised explosive devices according to the tactical environment. Because the type of threat is ever changing, and terrorists eventually adapt to overcome countermeasures, our bomb-jamming equipment must constantly be updated and modified to meet the ever-changing threat. Because of our working capital deficiency, we may not be able to develop equipment to meet new and changing threats.

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

Voice Stress Analysis Lie Detection Equipment

Much like a polygraph machine, our VSA(TM) systems are hardware-based platforms for lie detection. The systems operate by detecting an uncontrollable voluntary response in voice pitch originating from the larynx. This pitch is converted to a numeric gauge. Changes in response against a control number indicate projected deception in the subject's response to pointed questions. These systems are frequently used for pre-employment screening, criminal investigations, insurance and private investigations, and corporate security.

Encryption Equipment

We market a suite of encryption products that can be used with telephone, cellular, fax and satellite communications whereby users can communicate with each other and provide a high level of encryption security to protect against unwanted interception. The encryption products are all small, handheld, and portable, capable of being rapidly deployed with minimal training.

Voice Logging Systems

Our voice logging systems offer a low-cost platform for the digital recording of telephone activity for call centers, emergency communications, corporate environments and small businesses. These systems are capable of recording all line activity, number dialed, call duration, and call specifics. The system can monitor live activity in real-time, and play back recorded or archived conversations.

Markets and Marketing

Our domestic marketing targets the United States Government and its contractors and focuses on our sophisticated bomb-jamming and communications monitoring systems. Sales of these systems to the government and government contractors were $973,000 during the year ended June 30, 2005. We did not sell any products to United States Government or government contractors during the fiscal year ended June 30, 2006.

We believe that there is a substantial potential market for our bomb-jamming and communications monitoring equipment, with the United States government and government contractors being potential customers. In Iraq, in Afghanistan, and around the world, American military personnel and their vehicles and installations are targeted, many times a day, by terrorists using remote-controlled improvised explosive devices - activated remotely by devices ranging from cell phones (the primary initiator) to electronic door openers. These radio-controlled improvised explosive devices are said by the Iraq Coalition Casualty Count, an internet site that states that it uses official casualty reports to categorize deaths by selected criteria, to have accounted for more than 51% of all American casualties in Iraq as of May 31, 2005. The same threat is also directed at American diplomats, military contractors, as well as the military, diplomatic, political and business interests of friendly countries.

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

We have a network of international distributors who market and service our systems and equipment to friendly foreign governments. We and our distributors currently operate in a number of countries and serve a client base representing governmental and non-governmental agencies as well as multinational corporations worldwide.

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

The marketplace for manufacturers and vendors for security and surveillance products and systems is highly competitive and consists of numerous organizations ranging from internet-based mail-order firms to military armament manufacturers such as, Lockheed Martin, and Harris. Other aerospace manufacturers have entered into the arena of bomb detection and other explosive ordinance disposal products. The security marketplace continues to favor the more established and reliable manufacturers such as Harris, Raytheon, and Lockheed Martin, all with proven technology.

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

Employees

As of September 27, 2006, we had 38 employees, of whom 26 were employed at our main office and 12 were employed at our sales offices or service center. None of our employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee related slowdowns and believe our relationship with our employees is good.

Item 2. Description of Properties

We lease approximately 9,040 square feet of executive offices, manufacturing and warehouse space at 145 Huguenot Street, New Rochelle, NY 10801 under a lease that expires on October 31, 2010. The annual rent is approximately $125,000, and is subject to annual increases. We also lease approximately 12,000 square feet for our offices in Miami, Florida, London, England, and Sofia, Bulgaria, under leases that expire from 2005 to 2010 at a current annual rent of approximately $270,000, subject to annual increases. We believe that our present facilities are adequate to meet our immediate requirements and that any additional space we may require will be available on reasonable terms.

Item 3. Legal Proceedings

On or about February 10, 2005 we commenced an action in the Supreme Court of New York against the landlord of our New York offices; captioned Security Intelligence Technologies, Inc. v. GHP Huguenot LLC, claiming the landlord breached the lease between the parties by not providing certain agreed to services. This case is currently in discovery.

On or about March 11, 2005, an action was commenced against us in the City Court of the City of New Rochelle, New York by the landlord of our New York offices, captioned GHP Huguenot LLC v. Security Intelligence Technologies, Inc., claiming we were habitually late in paying our monthly rent and seeking to evict us from the premises. We have denied the material allegations of the claim and have raised affirmative defenses thereto and believe that we have valid defenses to the claim. This case is currently in discovery.

In March 2006, the District of Columbia filed a wage and hour claim on us on behalf of a former employee alleging he is owed commissions on the sales of equipment. We have denied the material allegations of the claim and have raised affirmative defenses thereto and believe that we have valid defenses to the claim. The case has been scheduled for trial in February 2007.

On or about May 19, 2006, an action was commenced against us in the Supreme Court of New York, captioned Munir Sukhtian Group Co. v. Security Intelligence Technologies, Inc. claiming we failed to deliver certain equipment and demanding a refund of the $105,000 deposit the plaintiff had paid. We have denied the material allegations of the claim and have raised affirmative defenses thereto and believe that we have valid defenses to the claim.

On or about March 7, 2005, an action was commenced against us in the Supreme Court of New York, captioned 444 Madison, LLC v. Security Intelligence Technologies, Inc., claiming we are a successor in interest to CCS International Ltd. ("CCS") and should be held liable for a judgment the plaintiff had been awarded against CCS. On December 23, 2005 the plaintiff was awarded a default judgment in the amount of $229,990 plus interest of approximately $50,000. In July 2006 we retained new outside counsel and filed an order seeking to vacate the judgment and restore the case to the Court's calendar claiming we had ineffective counsel. On August 21, 2006, the Court denied the motion and reaffirmed the judgment. We believe we have valid defenses to any claim that we are a successor in interest to CCS International Ltd. We plan to seek to negotiate a settlement of the judgment and pursue a malpractice action against our prior outside counsel but can give no assurances that we will be able to negotiate any reduction in the judgment or that we will recover any amounts from our outside counsel if we institute an action against him.

On or about September 21, 2005, an action was commenced against us in the Circuit Court For Miami Dade County captioned Allan Dunteman and Zarco Einhorn Salkowski & Britto, PA v. Security Intelligence Technologies, Inc. claiming we had failed to perform certain duties we were to perform to facilitate a settlement the plaintiff had previously reached with CCS International Ltd. and demanding $15,000 and that we are a successor in interest to CCS and should be liable for the amount of CCS's settlement of $88,750 plus interest. We have denied the material allegations of the claim and have raised affirmative defenses thereto and believe that we have valid defenses to the claim.

In addition to these matters, CCS and one or more of its subsidiaries are the defendant in a number of actions, in which the total amount claimed, is approximately $1,115,000. Judgments have been rendered against CCS in these matters in the approximate amount of $770,000. Although we are not a party to any agreement with the plaintiff in any of these actions and have not taken any action to guarantee these obligations, it is possible that the plaintiffs may seek to make a claim against us. We believe that we have no liability in any of these actions, and will vigorously defend any action which seeks to impose liability upon us. Although we have no contractual obligation with respect to any of the obligations of CCS, and we believe that we have a valid defense to any claim that we have any liability with respect to any potential liabilities or obligations of CCS, two of CCS's creditors have made claims against us claiming that we are a successor in interest to CCS and as noted above, in one of those cases a default judgment was entered against us. It is possible that additional creditors of CCS or its subsidiaries may make additional claims against us and that they may prevail. We believe that we have meritorious and valid defenses against all such potential litigation, and will vigorously defend any actions based on such claims.

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

                  Quarter Ended             High Bid     Low Bid
                  ----------------------------------------------
                  September 30, 2004          .27          .08
                  December 31, 2004           .15          .06
                  March 31, 2005              .16          .06
                  June 30, 2005               .14          .07

                  September 30, 2005          .03          .03
                  December 31, 2005           .06          .05
                  March 31, 2006              .03          .01
                  June 30, 2006               .03          .01

On September 27, 2006, the last quoted price by the OTC Bulletin Board was $.02 per share of common stock.

As of September 27, 2006, we had approximately 631 record holders of our common stock.

We have not paid dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

The following table sets forth information as of June 30, 2006 and for the year then ended, as to equity compensation plans pursuant to which we may issue our equity securities.

Equity Plan Compensation Information

----------------------------------------------------------------------------------------------------------------------------
                                                                                                   Number of securities
                                                                                                   remaining available for
                                               Number of securities to be   Weighted average       future issuance under
                                               issued upon exercise of      exercise price of      equity compensation plans
                                               outstanding options,         outstanding options,   (excluding securities
                                               warrants and rights          warrants and rights    reflects in columns (a))
                                               (a)                          (b)                    (c)
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders                                            -0-                     --                         -0-
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by
security holders                                     43,828,500                   $.12                     121,500
----------------------------------------------------------------------------------------------------------------------------
         Total                                       43,828,500                   $.12                     121,500
----------------------------------------------------------------------------------------------------------------------------

We have two stock option plans, adopted by our board of directors in 2002, and 2004. We did not obtain stockholder approval for either of these plans. These two plans provide for the issuance of a total of 7,950,000 shares of common stock pursuant to non-qualified stock options. As of September 15, 2006, options to purchase 7,828,500 shares were outstanding, of which options to purchase a total of 1,950,000 shares were held by our officers and directors.

In addition, in October 2005, our board of directors adopted the 2006 Stock Incentive Plan (the "2006 Plan") which provided for the grant of non-qualified stock options to purchase a maximum of 8,250,000 shares of common stock or the grant of shares to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of June 30, 2006, we had issued 6,586,917 shares of common stock under the 2006 Plan and there were no outstanding grants of options to purchase shares of common stock under the 2006 Plan.

In addition to the options granted pursuant to these plans, in April 2002, we granted Mr. Jamil, our chief executive officer, non-qualified stock options to purchase 3,000,000 shares of common stock with an exercise price of $.667 per share, being the fair market value on the date of grant pursuant to his April 2002 employment agreement. In March 2005, we granted Mr. Jamil stock options to purchase 30,000,000 shares of common stock pursuant to his employment agreement and we granted Mr. Decker, our chief financial officer, non-qualified stock options to purchase 3,000,000 shares of common stock pursuant to his employment agreement. The exercise price for the options granted in March 2005 is $.0667 per share, being the fair market value on the date of grant. The terms of Mr. Jamil's and Mr. Decker's employment agreements are set forth under "Item 10. Executive Compensation."

Common Stock Purchase Warrants

In March 2004, we issued three year warrants to purchase 1,500,000 shares of common stock at an exercise price of $.05 per share to a consultant.

Sales of Unregistered Securities

During the fiscal year ended June 30, 2006, we issued the following securities exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

We issued 435,000 shares of common stock to employees in payment of $17,350 of accrued wages.

We issued 2,299,597 shares of common stock to consultants in payment of consulting fees of $113,500.

We sold 6,000,003 shares of common stock to two accredited investors for $343,000.

We issued 674,993 shares of common stock valued at $28,094 to our 401K plan as our discretionary match of our employee's contributions.


Item 6. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General Overview

      The following discussion should be read in conjunction with our financial statements, including the notes thereto. Our financial statements and information have been prepared to reflect our financial position as of June 30, 2006 and June 30, 2005. Historical results and trends should not be taken as indicative of future operations.

      We are operating under a heavy financial burden as reflected in our substantial working capital deficiency and our continuing losses and negative cash flow from operations. We have sought to address these problems during fiscal 2004 by closing our retail operations, although we continue to generate modest retail sales from our headquarters and our London branch, and by entering into credit agreements with certain stockholders pursuant to which we borrowed $494,000. These notes were initially due in June 2005, and were extended for five years.

      In August 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of our chief executive officer, under which we may borrow up to $680,000. The Agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand, and are secured by a security interest in substantially all of our assets. In connection with this agreement, our chief executive officer has subordinated his security interest in our assets to any borrowings under this agreement. As of June 30, 2006, we had borrowed approximately $614,000 under this agreement.

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

A significant portion of our revenue for the year ended June 30, 2006 represents non-refundable deposits from distributors which were forfeited upon expiration or termination of the distribution agreements as a result of the failure of the distributors to purchase our products. The deposits were to be applied to the purchase price of products ordered pursuant to the distribution agreement. Although we recognize these deposits as revenue upon expiration or termination of the contracts, the distributors may claim that they are entitled to a refund of the unused deposits, notwithstanding the characterization of the deposits as non-refundable. Although we believe that we are complying with the terms of the contracts, we cannot assure you that the distributors will not be successful if they bring these claims against us.

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

Income taxes

      We use the liability method to determine income tax expense. Under this method, deferred tax assets and liabilities are computed based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. Because of our losses we did not incur any income tax expense during the years ended June 30, 2006 and June 30, 2005. Financial guarantees

      The agreements pursuant to which we issued certain shares to settle debt obligations contain a price guarantee that requires us to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor's subsequent sale of the shares. We account for these transactions by recording the debt at fair value with periodic mark-to-market adjustments until the guarantee is settled. Unrealized gains or losses resulting from changes in fair value are included in earnings and accrued expenses.

Fair Value of Financial Instruments

      The fair values of financial instruments recorded on the balance sheet are not significantly different from their carrying amounts due to the short-term nature of those instruments, or because they are accounted for at fair value.

Foreign Currency Translation

      The functional currency of our United Kingdom subsidiary is pound sterling. Accordingly, we translate all assets and liabilities into United States dollars at current rates. Revenues, costs, and expenses are translated at average rates during each reporting period. Gains and losses resulting from the translation of the consolidated financial statements are excluded from results of operations and are reflected as a translation adjustment and a separate component of stockholders' deficit. Translation adjustments were $5,454 as of June 30, 2006. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.

Discontinued Operations

On March 22, 2005, we sold all of the stock of CCS to Menahem Cohen for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. Our balance sheet at June 30, 2006 does not reflect any liabilities of CCS, since we were not an obligor or guarantor with respect to any of the liabilities except as set forth in Note 3 of Notes to Consolidated Financial Statements. Prior to the disposition of CCS we issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor's subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not us, the amount by which the target prices exceeded the value of the stock on June 30, 2006, which was approximately $738,000, is not reflected as our liability at June 30, 2006. Although we have no contractual obligation with respect to any of the obligations of CCS, and we believe we have a valid defense to any claim that we have any liability with respect to any liabilities or obligations of CCS, it is possible that a creditor of CCS or its subsidiaries may make a claim against us and that they may prevail. One CCS creditor has obtained a default judgment against us based on the claim that we are responsible for CCS's obligation to that creditor.

RESULTS OF OPERATIONS - Years Ended June 30, 2006 and 2005

Revenues. Revenues for the year ended June 30, 2006 ("fiscal 2006") were $2,399,745, a decrease of $336,351 or 12.3%, from revenues of $2,736,096 for the year ended June 30, 2005 ("fiscal 2005") primarily as a consequence of decreased sales from our bomb jamming systems, partially offset by an increase of $463,299 in revenues recognized from the termination of distribution agreements with non refundable deposit balances to $562,463 in fiscal 2006 from $99,164 in fiscal 2005.

Cost of Revenue. Cost of sales decreased by $311,176 or 27.6%, to $818,522 in the fiscal 2006 from $1,129,698 in fiscal 2005 as a consequence of decreased sales. Cost of sales as a percentage of product sales increased to 44.6% in fiscal 2006 from 42.8% in fiscal 2005 primarily as a consequence of selling lower margin products in the fiscal 2006.

Compensation and benefits. Compensation and benefits decreased by $21,875, or 1.1% to $1,988,271 in fiscal 2006 from $2,010,146 in fiscal 2005 primarily due to outsourcing certain marketing and sales functions to outside consultants.

Professional fees and legal matters. Professional fees and legal matters increased by $592,833, or 303.7% to $788,014 in fiscal 2006 from $195,181 in fiscal 2005. Based on a review of our and CCS's outstanding legal matters and unpaid settlements, we have established, in consultation with outside counsel, reserves for litigation costs that we believe are probable and can be reasonable estimated. We can provide no assurance, however, that such reserves will be sufficient to absorb actual losses that may result from unfavorable outcomes. Moreover, it is possible that the resolution of litigation contingencies will have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

Stock based compensation. Stock based compensation is attributable to the grant of options and warrants to consultants and common stock which we issued to employees in payment of accrued wages at a discount from the market price. These items were valued at $160,957 using the Black-Scholes option-pricing model and were expensed during fiscal 2005. There were no comparable expenses in fiscal 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $2,693,740, or 62.6% to $1,610,762 in fiscal 2006 from $4,304,502 in fiscal 2005. The decrease was primarily due to a decrease of $2,897,921 in allowances for doubtful accounts related to a full reserve for receivables from CCS International, Ltd. in fiscal 2005 partially offset by (i) an increase in consulting fees of $27,089 as a consequence of increasing resource allocation to outside consultants to market and sell the company's products and (ii) an increase in rent expense of $44,913 resulting from the opening of a new service center in Sofia Bulgaria.

Depreciation and amortization. Depreciation and amortization increased by $4,000, or 100.0% to $8,000 in fiscal 2006 from $4,000 in fiscal 2005 as the depreciable assets were acquired in fiscal 2005.

Debt issuance expense. Debt issuance expense is attributable to debt we incurred during June, August and September of 2004 that is convertible into shares of common stock at prices below the market price of our common stock on the date we incurred the debt. The conversion feature was valued at $3,549,499 using the Black-Scholes option-pricing model and was expensed during fiscal 2005. There were no similar transactions in fiscal 2006.

Interest expense. Interest expense increased by $88,296, or 58.9% to $238,119 in fiscal 2006 from $149,823 in fiscal 2005 primarily as a result of (i) closing costs of $37,921 associated with the revolving line of credit we entered into in August 2005 and (ii) a continued increase in the Company's other interest bearing outstanding debt obligations.

Loss from discontinued operations. Loss from discontinued operations includes CCS's operating loss of $270,476 in fiscal 2005 and a loss on the disposal of CCS of $743,000 in fiscal 2005. Included in the loss on disposal of CCS is a charge for $738,000 that represents the Company's guarantee of the obligations to Mr. Jamil of its previous subsidiary, CCS.

As a result of the factors described above, our net loss decreased by $6,729,243, or 68.8% to $3,051,943, $.04 per share (basis and diluted), in fiscal 2006 from $9,781,186, $.14 per share (basis and diluted), in fiscal 2005.

Liquidity and Capital Resources

At June 30, 2006 we had cash of $27,126, no accounts receivable and a working capital deficit of $6,394,792 and long term debt of $494,000. During fiscal 2006, we had a negative cash flow from operations of $863,494. Our accounts payable and accrued expenses at June 30, 2006 were $2,468,121. As a result of our continuing losses, our working capital deficiency has increased. We funded our losses through the sale of our common stock, loans from our chief executive officer and a company owned by his wife and the issuance of notes to private investors. We also utilized vendor credit and customer deposits.

Our accounts payable and accrued expenses increased from $1,465,635 at June 30, 2005 to $2,468,121 at June 30, 2006 an increase of $1,002,486 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $1,935,625 which relate to payments on orders which had not been filled at that date. We have used our advance payments to fund our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

During the past three years we have sought, and been unsuccessful, in our efforts to obtain adequate funding for our business. Because of our losses and our working capital deficiency, we are not able to increase our borrowing. Our bank facility terminated on November 1, 2002 and since that date we have not been able to arrange financing with a replacement bank or institutional lender. In June 2004, we entered into a convertible credit agreement with certain stockholders pursuant to which we borrowed $494,000. Our obligations to these lenders matured on June 30, 2005, and were extended until June 30, 2010. In August, 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., a company owned by the wife of our chief executive officer, under which we may borrow up to $680,000. We borrowed approximately $614,000 under this agreement. These borrowings are due on demand. If demand is made, we do not presently have the resources to pay the lender. If the lender seeks to demand payment or otherwise enforce the notes, it may be necessary for us to seek protection under the Bankruptcy Code. We continue to require funds for our operations, and our failure either to obtain financing or generate cash flow from operations would materially impair our ability to continue in business, and we cannot assure you that we will be able to obtain the necessary financing. If we do not obtain necessary funding, either from operations or from investors, we may be unable to continue our operations and it may be necessary for us to seek protection under the Bankruptcy Code.

Our main source of funds other than the private investors has been from loans from our chief executive officer, a company owned by the chief executive officer's wife, customer deposits and vendor credits. During fiscal 2006 we received $343,000 from the sale of our common stock. We cannot provide any assurance that we will be able to raise any more money through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders might suffer significant dilution and the issuance of securities may result in a change of control. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In March 2005, we sold the stock of CCS. Prior to the sale CCS had incurred liabilities, which continue as liabilities of CCS. Although we did not guaranty payment of the obligations of CCS, it is possible that creditors of CCS may seek payment from us. Although we believe that we have no liability to creditors of CCS, we cannot assure you that a court would not reach a contrary conclusion. Regardless of whether we ultimately prevail, we would incur significant legal and other costs in defending any such action.


Item 7. Financial Statements.

The financial statements begin on Page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures

As of the end of the fiscal year ended June 30, 2006, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 and that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8b. Other Information

Not applicable.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons,; Compliance with Section 16(a) of the Exchange Act

      Set forth below is information concerning our directors, executive officers and key employees.

Name                     Age      Position
----                     ---      --------
Ben Jamil                73       Chairman of the board, chief executive officer
Chris R. Decker          58       Chief financial officer and director
Tom Felice               48       Director
Sylvain Naar             64       Director

      Ben Jamil has been chairman of the board, president, chief executive officer and a director of CCS from its organization in July 1992 until March 2005, when we sold the stock in CCS. He assumed such positions with us upon completion of the reverse acquisition in April 2002. Mr. Jamil has more than 40 years experience in government, military, law enforcement and business security, specializing in the design, and marketing of sophisticated, hi-tech systems for communication, voice and data privacy, surveillance and monitoring.

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

      Tom Felice joined CCS at its inception as vice president of consumer sales. He took a leave of absence in November 2000 to consult for a family business and returned to CCS in October 2001 when he became vice president sales and director of CCS. He assumed such positions with us upon completion of the reverse merger in April 2002. In May 2003 he resigned his positions with CCS and us as vice president sales to pursue other opportunities but remains as a member of the board of directors.

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


Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such reports furnished to us during the year June 30, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were satisfied.

Director Compensation

      Directors are not paid any fees or other remuneration for service on the board or any of its committees.

Meetings and Committees of the Board of Directors

      Our board of directors met four times during the fiscal year ended June 30, 2006. The board of directors has an Audit Committee comprised of two directors, Chris R. Decker, our chief financial officer, and Sylvain Naar. The audit committee did not hold any formal meetings during the fiscal year ending June 30, 2006, but did discuss auditing issues via telephone conference. The audit committee is primarily responsible for reviewing the services performed by our independent public accountants, evaluating our accounting policies and our system of internal controls, and reviewing significant finance transactions.

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

Item 10. Executive Compensation

      Set forth below is information with respect to compensation paid or accrued by us for fiscal years ended June 30, 2006, and 2005 to our chief executive officer and to the only other officer who received compensation of $100,000 during either of those fiscal years.

SUMMARY COMPENSATION TABLE

                                                                                         Long-Term
                                                                                  Compensation (Adwards)
                                              Fiscal                                  Options, SARs
Name and Principal Position                    Year        Salary         Bonus          (Number)
----------------------------------------      ------     ---------      --------- ----------------------
Ben Jamil, chief executive officer             2006      $ 250,000      $      --      30,000,000
                                               2005        250,000             --       1,200,000
                                               2004        250,000             --       3,000,000
Chris R. Decker, chief financial officer       2006        120,000         12,000       3,000,000
                                               2005        121,523         12,000         450,000
                                               2004         88,768             --         900,000

      During the fiscal year ended June 30, 2005, we granted 4,000,000 shares of series C preferred stock to Mr. Jamil and 1,000,000 shares of series C preferred stock to Mr. Decker. Each share of series C preferred stock is convertible into three shares of common stock, if, prior to February 28, 2010, we generate either revenue of $6,000,000 or net income before taxes and before deduction of any non-cash expenses incurred in connection with the issuance of equity securities in connection with the private placement or public offering of our debt or equity securities of $250,000. If neither of such targets is met by February 28, 2010, the rights of the holders of the preferred stock terminate and the holders are required to transfer the shares of series C preferred stock to us for no consideration. See Note 11 of Notes to Consolidated Financial Statements. No value was given to the series C preferred stock in the Summary Compensation Table.

      In January 2004, we issued 35,000 shares of common stock to Mr. Decker in payment of accrued wages.

Employment Agreements

      On March 20, 2005, we entered into employment agreements, dated as of March 20, 2005, with our chief executive officer, Ben Jamil, and its chief financial officer, Chris R. Decker. Mr. Jamil's agreement replaced an earlier employment agreement that he entered into in April 2002.

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

      In connection with Mr. Jamil's execution of his employment agreement, and as provided in the agreement, we (i) granted Mr. Jamil a nonqualified stock option to purchase 30,000,000 shares of common stock at an exercise price of $.0667, being the fair market value on the date of grant, and (ii) issued to Mr. Jamil 4,000,000 shares of series C preferred stock, a newly created series of preferred stock. The rights of the holders of the series C preferred stock are described under "Description of Capital Stock - Series C Preferred Stock."

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

      Pursuant to the agreement, we guaranteed the obligations to Mr. Jamil of CCS for advances made by Mr. Jamil to CCS, to the maximum amount of $738,000. At June 30, 2006, CCS owed Mr. Jamil $760,100. Payment of our obligations pursuant to this guaranty can only be made from cash flow from operations not required for our business.

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

      In connection with Mr. Decker's execution of his employment agreement, and as provided in the agreement, we (i) granted Mr. Decker a nonqualified stock option to purchase 3,000,000 shares of common stock at an exercise price of $.0667, being the fair market value on the date of grant, and (ii) issued to Mr. Decker 1,000,000 shares of series C preferred stock.

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

      We have two stock option plans, adopted by our board of directors in 2002, and 2004, pursuant to which we may grant non-qualified stock options to purchase a total of 7,950,000 shares of common stock. These plans were adopted by the board of directors, and stockholder approval has not been obtained. As of September 27, 2006, options to purchase 7,828,500 shares were outstanding, of which options to purchase a total of 1,950,000 shares were held by our officers and directors.

      In addition, in October,2005, our board of directors adopted the 2006 Stock Incentive Plan (the "2006 Plan") which provided for the grant of non-qualified stock options to purchase a maximum of 8,250,000 shares of common stock or the grant of shares to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of June 30, 2006, we had issued 6,586,917 shares of common stock under the 2006 Plan and there were no outstanding grants of options to purchase shares of common stock under the 2006 Plan.

      In addition to the options granted pursuant to these plans, in April 2002, we granted Mr. Jamil our chief executive officer, non-qualified stock options to purchase 3,000,000 shares of common stock with an exercise price of $.667 per share being the fair market value on the date of the grant pursuant to his employment agreement and in March 2005, we granted Mr. Jamil, our chief executive officer, non-qualified stock options to purchase 30,000,000 shares of common stock pursuant to his employment agreement and we granted Mr. Decker, our chief financial officer, non-qualified stock options to purchase 3,000,000 shares of common stock pursuant to his employment agreement. The exercise price for the options granted in March 2005 is $.0667 per share, being the fair market value on the date of grant. Option Exercises and Outstanding Options

      The following table sets forth information concerning the exercise of options during the fiscal year ended June 30, 2006 and the fiscal year-end value of options held by our chief executive officer and chief financial officer, who are the only officers named in the summary compensation table. No stock appreciation rights have been granted.

 Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

                                                                                             Value of
                                                                                             Unexercised
                                                            Number of Securities             In-the-Money
                                                            Underlying Unexercised           Options at Fiscal
                                                            Options at Fiscal Year End       Year End
                                                            --------------------------       --------

                       Shares Acquired          Value              Exercisable/              Exercisable/
Name                   Upon Exercise            Realized           Unexercisable             Unexercisable
----                   -------------            --------           -------------             -------------
Ben Jamil                    --                    --         30,600,000/3,000,000            $  --/$  --
Chris R. Decker              --                    --                4,350,000/ --             $990/$  --

The closing price of our common stock on June 30, 2006, was $.03 per share.

                Option Grants in Fiscal Year Ended June 30, 2006

                                                                               Potential Realizable Value an
                                                                               Annual Rates of Stock Price
                                 Percent of                                    Appreciation for Option Term
                                 Total Options                                 ----------------------------
              Number of Shares   Granted to        Exercise
              Underlying         Employees in      Price Per    Expiration
Name          Options Granted    Fiscal Year       Share        Date           5%             10%
----          ---------------    -----------       -----        ----           --             ---
              None

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table provides information at to shares of common stock beneficially owned as of September 27, 2006 by:

      o     each director;

      o     each officer named in the summary compensation table;

      o each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

      o     all directors and executive officers as a group.

                                                     Shares of Common   Percentage of
                                                     Stock Benefically   Outstanding
Name                                                       Owned         Common Stock
-----------------------------------------------      -----------------  -------------
Ben Jamil                                                63,243,000          51.3%
145 Huguenot Street
New Rochelle, NY 10801
Chris R. Decker                                           5,500,000           5.7%
145 Huguenot Street
New Rochelle, NY 10801
Michael D. Farkas                                         5,101,788           5.4%
1691 Michigan Avenue, Suite 425
Miami, FL 33139

Tom Felice                                                  759,000           1.0%
Sylvain Naar                                                     --             *
All directors and executive officers as a group
   (four individuals)                                    69,552,000          54.2%

-------------------
*     Less than 1%.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock that are issuable upon exercise or warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of September 30, 2006. The purchase agreement pursuant to which we issued the convertible notes provides that the notes cannot be converted to the extent that the beneficial owner would, as a result of such conversion, own more than 4.99% of the common stock, with beneficial ownership being determined in accordance with Section 13(d) of the Securities Exchange Act of 1934. Accordingly, they are not listed in the table of principal stockholders. The total number of shares that may be issued upon conversion of the convertible notes is 35,182,733.

The shares beneficially owned by Mr. Jamil represent 32,643,000 shares of common stock owned by him and 30,600,000 shares of common stock issuable upon exercise of options held by him. An option to purchase an additional 3,000,000 shares becomes exercisable when the Company's annual revenues equal of exceed $10,000,000. Mr. Jamil also owns 3,500,000 shares of our series A convertible preferred stock, 1,500,000 shares of our series B preferred stock and 4,000,000 shares of our series C preferred stock. Each share of Series A, B and C preferred stock is convertible, subject to certain performance criteria, into three shares of common stock. Each share of series A preferred stock is entitled to 15 votes, and each share of series C preferred stock is entitled to one vote. The series B preferred stock is non-voting except as required by law. As a result of his preferred stock ownership, Mr. Jamil holds 76.0% of the voting rights.

The shares beneficially owned by Mr. Decker represent 1,200,000 shares of common stock owned by him and 4,350,000 shares of common stock issuable upon exercise of options held by him. Mr. Decker owns 1,000,000 shares of our series C preferred stock.

The shares beneficially owned by Michael D. Farkas represents 600,000 shares of common stock owned by his IRA, 1,414,800 shares of common stock owned by his wife, 112,500 shares of common stock owned by him as custodian for their minor children, and the holdings of companies which are beneficially owned by him consisting of 772,488 shares of common stock owned by Atlas Equity Group, Inc., 660,000 shares owned by The Atlas Group of Companies, LLC, 60,000 shares of common stock owned by Global Investment Holdings, LLC and warrants to purchase 1,482,000 shares of common stock held by Atlas Capital Services, LLC. Mr. Farkas disclaims beneficial ownership of the shares held by his family members, and the entities controlled by him. Because the convertible notes cannot be converted if such conversion would bring the ownership of the note holder and its affiliates to more than 4.99%, the 3,634,974 shares of common stock issuable upon exercise of convertible notes and the 1,050,000 shares to be issued in connection with the payment of the expenses for the registration statement held by Atlas Equity Group, which is controlled by Mr. Farkas, are not deemed to be beneficially owned by Mr. Farkas at September 27, 2006.

The shares beneficially owned by Mr. Felice represent 9,000 shares of common stock owned by him and 750,000 shares of common stock issuable upon exercise of options held by him.

In connection with an agreement between Mr. Ben Jamil and two financial consultants entered into prior to the reverse acquisition, the consultants or their designees were to purchase a 30% interest in five of our subsidiaries, and that 30% was to have been exchanged for 1,500,000 shares of series B preferred stock. Mr. Jamil has advised the consultants and their designees that, as a result of their failure to pay the consideration for the shares, the agreement is terminated and they have no interest in the series B preferred stock or the stock in the five subsidiaries. It is possible that the consultants or their designees may claim that they own the series B preferred stock or the stock in the five subsidiaries. These subsidiaries have been sold in connection with the sale of CCS in March 2005.

Item 12. Certain Relationships and Related Transactions

      In July 2003, we formalized consulting contracts with Michael D. Farkas relating to acquisition services, financial public relations and operational performance services. In connection therewith we granted immediately exercisable options to purchase a total of 5,100,000 options to him. The exercise price ranged from $.0333 per share to $.1667 per share. As of June 30, 2006 options to purchase 5,100,000 shares were exercised for $400,000.

      On June 10, 2004, we entered into a convertible credit agreement with private investors, including Michael D. Farkas, pursuant to which we borrowed $494,000. The notes are convertible, at the note holder's option, into the Company's common stock. The notes matured on June 30, 2005. Effective June 30, 2005, the maturity date of the notes were extended for five years and the conversion price of the convertible notes was reduced from $.033 to $.0167 per share.

      During fiscal year 2004 we paid commissions of $35,000 related to financing activities to Atlas Capital Services, LLC which is beneficially owned by Michael D. Farkas.

In March 2005, we sold the stock of CCS to Menahem Cohen, who was then our vice president and a director, for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. Mr. Cohen resigned as an officer and director contemporaneously with his purchase of the CCS stock.

      The agreement relating to the April 2002 reverse merger provided, as a condition to CCS' obligation to close, that we receive proceeds of $1,000,000 from a private sale of the our securities. This condition was not met at closing, and CCS completed the reverse merger with us having received only $75,000. At the closing of the reverse merger, we entered into a stock pledge agreement with Atlas Equity Group, Inc. a Florida corporation beneficially owned by Michael D. Farkas who is a stockholder of the Company, and who beneficially owns more than 5% of our common stock, pursuant to which Atlas Equity was to have pledged 4,500,000 shares of our common stock. Atlas Equity never delivered the shares to be held pursuant to the pledge agreement. The pledge agreement stipulated the pledged shares were to be returned to Atlas Equity if we sold shares of common stock sufficient to generate net cash proceeds of $925,000 to us prior to June 1, 2002, which date was subsequently extended to June 14, 2002. On December 16, 2002, we and Atlas Equity and certain successor owners of Atlas Equity's pledged shares entered into an agreement that reduced the number of pledged shares to 750,000, restricted the number of pledged shares that could be sold for a period of one year, expanded the money raising activity to include the issuance of debt and extended the date to raise the $925,000 to July 7, 2004. As of June 30, 2006 we had sold shares of common stock and issued debt generating net cash proceeds of $993,000 and all pledged shares have been released.

      In August 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of our chief executive officer, pursuant to which we may borrow up to $680,000. The Agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand and are secured a security interest in substantially all of our assets. In connection with this agreement, the chief executive officer has subordinated his security interest in our assets to any borrowings under this agreement. As of September 27, 2006, we had borrowed approximately $625,000 under this agreement.

Item 13. Exhibits

Exhibit
Number      Exhibit Description
--------------------------------------------------------------------------------
2.1         Agreement and Plan of Merger dated as of February 28, 2002 among the
            Registrant, CCS International, Ltd., and CCS Merger Corp.(1)
2.2         Stock Sale Agreement dated March 22, 2005, by and between the
            Registrant and Menahem Cohen (2)
3.1         Articles of Incorporation(3)
3.2         Articles of Amendment to Articles of Incorporation(4)
3.3         Articles of Amendment to Articles of Incorporation (5)
3.4         By-laws(3)
4.1         Revolving Convertible Credit Agreement, dated June 10, 2004, between the Registrant and private investors (6)
4.2         Extension and amendment dated August 4, 2005 to Revolving
            Convertible Credit Agreement (7)
4.3         Revolving Credit Agreement dated August 30, 2005, between Registrant and GCOM Consultants, Inc. (7)
10.1        Employment agreement dated March 20, 2005 between the Company and
            Ben Jamil (5)
10.2        Employment agreement dated March 20, 2005 between the Company and
            Chris R. Decker (5)
10.3        2002 Stock Plan (3)
10.4        2005 Stock Plan (8)
10.5        Lease dated June 1, 2000 between Rotterdam Ventures, Inc. d/b/a
            Galesi Enterprises and the Registrant (3)
10.6        Consulting agreement dated as of July 2, 2003 between the Company and Michael D. Farkas (9)
14.1        Code of Ethics (6)
21.1        Subsidiaries (10)
31.1        Certification of chief executive officer (10)
31.2        Certification of chief financial officer (10)
32.1        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002 (10)


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

(7) Filed as an exhibit to the Registrant's Form 10-KSB for the year ended June 30, 2004, and incorporated herein by reference.

(8) Filed as an exhibit on the Registrant's registration statement on Form S-8, file No. 333-122990, which became effective on February 25, 2005, and incorporated herein by reference.

(9) Filed as an exhibit to the Registrant's registration statement on Form S-8, file No. 333-107226, which became effective on July 22, 2003, and incorporated herein by reference.

(10)  Filed herewith.

Item 14. Principal Accountant Fees and Services

Demetrius & Company, L.L.C. was our independent auditor for the years ended June 30, 2006 and 2005.

We paid audit fees to Demetrius & Company, L.L.C. of $60,000 during the year ended June 30, 2006 and $60,073 for the year ended June 30, 2005. We did not pay to Demetrius & Company, L.L.C. any audit-related, tax or other fees during either of those years.

Audit Fees: Audit fees represent fees for professional services performed by the independent registered accounting firm for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees: Audit-related fees represent fees for assurance and related services performed by the independent registered accounting firm that are reasonably related to the performance of the audit or review of our financial statements. We did not incur any audit-related fees for the year ended June 30, 2006 or 2005.

Tax Fees: Tax fees represent fees for services rendered by the independent registered accounting firm for tax compliance, tax advice and tax planning services. We did not incur any tax fees for the year ended June 30, 2006 or 2005.

All other fees: Our independent registered accounting firm did not perform any services other than the services described above for the year ended June 30, 2006 or 2005.

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

                                       SECURITY INTELLIGENCE TECHNOLOGIES, INC.
Dated: October 12, 2006
                                       /s/ Ben Jamil
                                       ----------------------------------------
                                       Ben Jamil
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer

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

Signature                             Title                           Date

/s/ Ben Jamil         Chairman of the Board, President          October 12, 2006
-------------------   Chief executive officer and Director
    Ben Jamil         (Principal Executive Officer)


/s/ Chris R. Decker   Chief financial officer and Director      October 12, 2006
-------------------   (Principal Financial and Accounting
    Chris R. Decker   Officer)


/s/ Tom Felice        Director                                  October 12, 2006
-------------------
    Tom  Felice

/s/ Sylvain Naar      Director                                  October 12, 2006
-------------------
    Sylvain Naar

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                F - 1

Consolidated Balance Sheet as of June 30, 2006                         F - 2

Consolidated Statements of Operations for the years
   ended June 30, 2006 and June 30, 2005                               F - 3

Consolidated Statements of Changes in Stockholders' Deficit
   for the years ended June 30, 2006 and June 30, 2005                 F - 4

Consolidated Statements of Cash Flows for the years ended
   June 30, 2006 and June 30, 2005                                     F - 5

Notes to Consolidated Financial Statements                        F - 6 - F - 22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Security Intelligence Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Security Intelligence Technologies, Inc. and Subsidiaries as of June 30, 2006, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Intelligence Technologies, Inc. and its Subsidiaries as of June 30, 2006, and the consolidated results of their operations and cash flows for each of the two years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 1, the Company has incurred operating losses in fiscal 2006 and 2005, negative cash flows from operations, and has limited cash and other resources to fund future operations. Management's plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


DEMETRIUS & COMPANY, L.L.C.


Wayne, New Jersey
September 27, 2006

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2006


ASSETS
Current Assets:
      Cash                                                                                $     27,126
     Inventory                                                                                 662,424
     Other current assets                                                                      186,946
                                                                                          ------------
        Total current assets                                                                   876,496
Property and Equipment, at cost less accumulated depreciation
   and amortization of $12,000                                                                  13,000
Receivables from CCS International, Ltd. and subsidiaries less
     allowance for uncollectible amounts of $2,936,511                                              --

Other assets                                                                                    18,199
                                                                                          ------------

 Total assets                                                                             $    907,695
                                                                                          ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued expenses                                                $  2,468,121
     Note payable - CEO/stockholder                                                          1,981,744
     Note payable affiliate - revolving credit agreement                                       614,298
     Notes payable - other                                                                     271,500
     Customer deposits                                                                       1,510,452
     Deferred revenue                                                                          425,173
                                                                                          ------------
         Total current liabilities                                                           7,271,288
Long term debt - convertible notes payable                                                     494,000
                                                                                          ------------
     Total liabilities                                                                       7,765,288
                                                                                          ------------

Commitments and contingencies - See Notes

Stockholders' deficit:
     Preferred stock, $.0001 par value, 10,000,000 shares authorized:
         Series A Convertible-$1.00 per share liquidation preference, 3,500,000 shares
            authorized, issued and outstanding                                                     350
         Series B Convertible-$1.00 per share liquidation preference, 1,500,000 shares
            authorized, issued and outstanding                                                     150
         Series C Convertible-$.01 per share liquidation preference,
            5,000,000 shares authorized, issued and outstanding                                     --
     Common stock, $.0001 par value, 300,000,000 shares authorized,
         92,635,295 shares issued and outstanding                                                9,264
     Additional paid in capital                                                              8,770,073
     Accumulated deficit                                                                   (15,642,884)
     Accumulated other comprehensive loss                                                        5,454
                                                                                          ------------
       Total stockholders' deficit                                                          (6,857,593)
                                                                                          ------------

Total liabilities and stockholders' deficit                                               $    907,695
                                                                                          ============

   The accompanying notes are an integral part of these financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended
                                                        -----------------------------
                                                                   June 30,
                                                        -----------------------------
                                                             2006             2005
                                                        ------------     ------------
Revenues                                                $  2,399,745     $  2,736,096
                                                        ------------     ------------

Costs and expenses:
     Cost of sales                                           818,522        1,129,698
     Compensation and benefits                             1,988,271        2,010,146
     Professional fees                                       788,014          195,181
     Stock based compensation                                     --          160,957
     Selling, general and administrative expenses          1,610,762        4,304,502
     Depreciation and amortization                             8,000            4,000
                                                        ------------     ------------
                                                           5,213,569        7,804,484
                                                        ------------     ------------
Operating loss from continuing operations
      before other items                                  (2,813,824)      (5,068,388)
                                                        ------------     ------------
Debt issuance and interest expense:
     Debt issuance expense                                        --        3,549,499
     Interest expense                                        238,119          149,823
                                                        ------------     ------------
                                                             238,119        3,699,322
                                                        ------------     ------------
Loss from continuing operations                           (3,051,943)      (8,767,710)
                                                        ------------     ------------
Discontinued operations:
     Loss from operations of discontinued subsidiary
        CCS International, Ltd.                                   --         (270,476)
     Loss on disposal of CCS International, Ltd.                  --         (743,000)
                                                        ------------     ------------
                                                                  --       (1,013,476)
                                                        ------------     ------------
Net loss                                                $ (3,051,943)    $ (9,781,186)
                                                        ============     ============

Net loss per above                                      $ (3,051,943)    $ (9,781,186)
Other comprehensive gain - translation adjustment             15,811            7,238
                                                        ------------     ------------
Total comprehensive loss                                $ (3,036,132)    $ (9,773,948)
                                                        ============     ============

Loss per share, basic and diluted:
     From continuing operations                         $      (0.04)    $      (0.13)
                                                        ============     ============
     From discontinued operations                       $         --     $      (0.01)
                                                        ============     ============
     Total                                              $      (0.04)    $      (0.14)
                                                        ============     ============

Weighted average number of shares                         85,258,064       68,394,930
                                                        ============     ============

   The accompanying notes are an integral part of these financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                       YEARS ENDED JUNE 30, 2006 AND 2005


                                                                    Convertible Preferred
                                             Series A                      Series B                Series C             Common Stock
                                             --------                      --------                --------             ------------
                                       Shares       Amount           Shares       Amount     Shares       Amount            Shares
                                       ------       ------           ------       ------     ------       ------            ------
Balances, June 30, 2004              3,500,000   $        350      1,500,000   $        150    --          $--           66,920,448

Sale of common stock                        --             --             --             --    --           --            1,938,270
Issuance of common stock
   to settle debt                           --             --             --             --    --           --              784,500
Stock issued to employees                   --             --             --             --
   and consultants for services             --             --             --             --    --           --            1,852,281
Stock issued to lenders                     --             --             --             --    --           --              300,000
Amortization of debt issuance
   expense                                  --             --             --             --    --           --                   --
Stock issued in settlement of
   lawsuit                                  --             --             --             --    --           --               60,000
Amortization of deferred
   compensation                             --             --             --             --    --           --                   --
Adjustment to record discount
   given on stock issued for
     services                               --             --             --             --    --           --                   --
Net loss                                    --             --             --             --    --           --                   --
Other comphrehensive gain                   --             --             --             --    --           --                   --
Disposal of CCS, Ltd. and subs              --             --             --             --    --           --                   --
                                     ----------------------------------------------------------------------------------------------
Balances, June 30, 2005              3,500,000            350      1,500,000            150    --           --           71,855,499

Sale of common stock                        --             --             --             --    --           --            6,000,003
Issuance of common stock
   to 401K Plan                             --             --             --             --    --           --              674,993
Stock issued to employees
   and consultants for services             --             --             --             --    --           --           14,104,800
Adjustment for stock
   distribution                             --             --             --             --    --           --                   --
Net loss                                    --             --             --             --    --           --                   --
Other comphrehensive gain                   --             --             --             --    --           --                   --
                                     ----------------------------------------------------------------------------------------------

Balances, June 30, 2006              3,500,000   $        350      1,500,000   $        150    --          $--           92,635,295
                                     ==============================================================================================


                                                                     Retained         Accumulated
                                                     Additional      Earnings         Other Comp-          Total
                                                      Paid-in         (Accum-         rehensive        Stockholders'
                                          Amount      Capital      ulated Deficit)       Loss             Deficit
                                          ------      -------      ---------------       ----             -------
Balances, June 30, 2004                   2,231    $  3,808,283     $(11,136,871)    $    (17,595)    $ (7,343,452)

Sale of common stock                         64         109,936               --               --          110,000
Issuance of common stock
   to settle debt                            26          87,002               --               --           87,028
Stock issued to employees                    --              --
   and consultants for services              62          96,938               --               --           97,000
Stock issued to lenders                      10          16,990               --               --           17,000
Amortization of debt issuance
   expense                                   --       3,532,499               --               --        3,532,499
Stock issued in settlement of
   lawsuit                                    2           5,398               --               --            5,400
Amortization of deferred
   compensation                              --         107,957               --               --          107,957
Adjustment to record discount
   given on stock issued for
     services                                --          53,000               --               --           53,000
Net loss                                     --              --       (9,781,186)              --       (9,781,186)
Other comphrehensive gain                    --              --               --            7,238            7,238
Disposal of CCS, Ltd. and subs               --         (42,555)       8,327,116               --        8,284,561
                                   -------------------------------------------------------------------------------
Balances, June 30, 2005                   2,395       7,775,448      (12,590,941)         (10,357)      (4,822,955)

Sale of common stock                        600         342,400               --               --          343,000
Issuance of common stock
   to 401K Plan                              67          28,027               --               --           28,094
Stock issued to employees
   and consultants for services           1,410         628,990               --               --          630,400
Adjustment for stock
   distribution                           4,792          (4,792)              --               --               --
Net loss                                     --              --       (3,051,943)              --       (3,051,943)
Other comphrehensive gain                    --              --               --           15,811           15,811
                                   -------------------------------------------------------------------------------

Balances, June 30, 2006            $      9,264    $  8,770,073     $(15,642,884)    $      5,454     $ (6,857,593)
                                   ===============================================================================

   The accompanying notes are an integral part of these financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Years Ended
                                                                                   ---------------------------
                                                                                             June 30,
                                                                                   ---------------------------
                                                                                       2006            2005
                                                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations                                                $(3,051,943)    $(8,767,710)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                      8,000           4,000
      Debt issuance expense                                                                 --       3,549,499
      Amortization of deferred compensation                                                 --         107,957
      Allowance for doubtful accounts - CCS International, Ltd.                             --       2,917,216
      Stock issued to consultants and officers for services                            608,689          97,000
      Stock issued to 401K Plan                                                         28,093              --
      Discount on common stock sold and issued for services                                 --          53,000
      Decrease in other comprehensive loss                                              15,811           7,238
      Noncash compensation - CEO/stockholder                                           114,632          99,000
      Noncash interest expense - CEO/stockholder                                        62,544          37,882
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
        (Increase) decrease in inventory                                               (96,291)        156,932
        (Increase) decrease in other current assets                                    (83,661)        101,877
        (Decrease) in other assets                                                          --          (9,740)
        Increase in accounts payable and accrued expenses                            1,024,198         912,400
        Increase (decrease) in customer deposits                                       931,651        (323,608)
         (Decrease) increase in deferred revenue                                      (425,217)        224,025
        Discontinued operations                                                             --        (197,448)
                                                                                   -----------     -----------
Net cash used in operating activities                                                 (863,494)     (1,030,480)
                                                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                      --         (25,000)
                                                                                   -----------     -----------
Net cash used in investing activities                                                       --         (25,000)
                                                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of note payable - CEO/Stockholder                                       (93,096)             --
    Borrowings under note payable - CEO/stockholder                                         --         234,003
    Borrowings under note payable affiliate - revolving credit agreement               614,298              --
    Borrowings under notes payable - others                                             25,175         246,325
    Borrowings under convertible credit facility                                            --         294,000
    Proceeds from issuance of common stock                                             343,000         110,000
                                                                                   -----------     -----------
Net cash provided by financing activities                                              889,377         884,328
                                                                                   -----------     -----------
Net increase (decrease) in cash                                                         25,883        (171,152)

Cash, beginning of year                                                                  1,243         172,395
                                                                                   -----------     -----------
Cash, end of year                                                                  $    27,126     $     1,243
                                                                                   ===========     ===========

   The accompanying notes are an integral part of these financial statements.

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2006 and 2005


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

Discontinued Operations

      Prior to 2004, a significant portion of the Company's revenue was derived from sales by retail stores which were operated by the Company's wholly-owned subsidiary, CCS International, Inc. ("CCS"). Commencing in mid 2003 and continuing through March 2004, the Company closed all of its retail stores, although the Company continues to make modest retail sales from its headquarters and its London branch. On March 22, 2005, the Company sold the stock of CCS to Menahem Cohen, who was then a vice president and a director of the Company, for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. Since the Company no longer operates any retail stores, the operations of CCS and its subsidiaries are treated as a discontinued operation in our financial statements. The subsidiaries disposed of were, in addition to CCS, Spy Shop, Ltd. d/b/a Counter Spy Shop of Delaware (formerly a retail store closed on January 31, 2004); Security Design Group, Inc. (formerly a manufacturing operation and inactive on the date of sale); Counter Spy Shop of Mayfair London, Ltd. (formerly a retail store closed on July 1, 2003); CCS Counter Spy Shop of Mayfair London, Ltd. (formerly a retail store closed on January 1, 2004); Counter Spy Shop of Mayfair, Ltd. (formerly a sales office/retail store that ceased operations on March 31, 2004). The operations of CCS International, Ltd. and its subsidiaries have been included in loss from discontinued operations for all periods presented.

Going Concern and Liquidity

      The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $3,051,943 and $9,781,186 for years ended June 30, 2006 and June 30, 2005, respectively. In addition, at June 30, 2006, the Company had a working capital deficit of $6,394,792, long term debt of

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2006 and 2005


1. Nature of Business and Summary of Significant Accounting Policies - continued:

Going Concern and Liquidity - continued:

$494,000, and a deficiency in stockholders' equity of $6,857,593. The Company's bank facility has terminated, and the only source of funds other than operations has been loans from the Company's chief executive officer and GCOM Consultants, Inc. a company owned by the wife of the chief executive officer, deposits from customers and distributors, proceeds from notes and the sale of common stock. (See Notes 5, 6, 7, 8 and 11). These factors raise substantial doubt about the Company's ability to continue as a going concern. To address the Company's immediate cash requirements which are necessary for the Company to continue in business, management discontinued substantially all of its retail operations during the fiscal year ended June 30, 2004 and re-focused its marketing efforts to focus on its sophisticated bomb jamming and cellular monitoring systems to the United States and friendly international governments and contractors of the United States Government. Sales to these groups of these systems were approximately $640,000 during the fiscal year ended June 30, 2006 and approximately $973,000 during the year ended June 30, 2005. At June 30, 2006, the Company had outstanding purchase orders for an additional amount of approximately $1,373,000 for these systems. As part of this effort, the Company has re-focused its staff, and is actively pursuing additional equity and debt financing to supplement cash flow from operations. However, the Company's low stock price and its continuing losses make it difficult to obtain equity and debt funding, and, there can be no assurances that additional financing will be available to the Company on acceptable terms, or at all, or that the Company will generate the necessary cash flow from operations. The Company and its management believe that its bomb jamming and cellular monitoring systems and the United States and friendly international governments marketplace are viable products and markets in which to compete, and ultimately achieve profitability. The Company's ability to continue its operations is dependent upon its ability to generate sufficient cash flow either from operations or from financing, to meet its obligations on a timely basis and to further develop and market its products. However, the Company's financial condition and continuing losses may inhibit potential customers from purchasing the Company's products. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Contingent Liabilities of CCS

      The Company's balance sheet at June 30, 2006 does not reflect any liabilities of CCS, since the Company was not an obligor or guarantor with respect to any of the liabilities except as set forth in Notes 5 and 9. The Company issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2006 and 2005


1. Nature of Business and Summary of Significant Accounting Policies - continued

Contingent Liabilities of CCS - continued:

CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditors subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not the Company, the amount by which the target prices exceeded the value of the stock on June 30, 2006, which was approximately $738,000, is not reflected as a liability of the Company at June 30, 2006. In addition at June 30, 2006, CCS's creditors had initiated lawsuits against CCS for nonpayment of accrued liabilities and its distributors has initiated litigation for breeches of their agreements in the total amount of approximately $1,115,000. Judgments of approximately $ $770,000 have been entered against CCS in these matters. Although the Company has no contractual obligation with respect to any of the obligations of CCS, and the Company believes that it has a valid defense to any claim that it has any liability with respect to any liabilities or obligations of CCS, it is possible that creditors of CCS or its subsidiaries may make a claim against the Company and that they may prevail. One CCS creditor has obtained a default judgment against the Company based upon the claim that the Company was responsible for CCS's obligations and another CCS creditor has initiated an action against the Company claiming that the Company is responsible for CCS's obligations. (See
Note 17).

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

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2006 and 2005


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

      FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2006, 2005, 2004, 2003 and 2002: dividend yield of 0%, risk-free interest rates ranging from of 3.38% to 4.32%, expected lives of eight years, and expected volatility ranging from 120% to 178%. Under the accounting provisions of SFAS Statement 123, the Company's net loss and loss per share for the years ended June 30, 2006 and June 30, 2005 would have been the pro forma amounts indicated below:

                                                                    Year Ended
                                                         -------------------------------
                                                                     June 30,
                                                         -------------------------------
Net loss:                                                     2006              2005
                                                         ------------     --------------
     As reported                                         $ (3,051,943)    $   (9,781,186)
     Add: Stock based employee compensation expense
        included in reported net loss                              --                 --
     Deduct: Total stock based employee compensation
        expense determined under the fair value based
          method for all awards                              (867,605)        (1,488,395)
                                                         ------------     --------------
                                                         $ (3,919,548)    $  (11,269,581)
                                                         ============     ==============

Loss per share, basic and diluted:
     As reported                                         $      (0.04)    $        (0.14)
     Proforma                                            $      (0.05)    $        (0.16)

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

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2006 and 2005


1. Nature of Business and Summary of Significant Accounting Policies - continued

Warranties

      The Company warrants the products and systems it sells to be free from defects in materials and workmanship under normal use. Parts and labor costs to repair defective products or systems are covered during the first ninety days after delivery of the product or system. Thereafter the cost is billed to the customer. A tabular reconciliation of the Company's aggregate product warranty liability for the year ended June 30, 2006 and June 30, 2005 is as follows:

                                              Year Ended
                                               June 30,
                                         ------------------
                                           2006       2005
                                         -------    -------
Balance July 1,                          $35,000    $15,000

Charges for warranty work                     --         --

Accrual for product warranties issued
   during the period                          --     20,000
                                         -------    -------
Balance at June 30,                      $35,000    $35,000
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

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2006 and 2005


1. Nature of Business and Summary of Significant Accounting Policies - continued

Advertising

      Advertising costs are expensed as incurred. The Company incurred advertising expenses of approximately $47,000 and $79,000 during the years ended June 30, 2006 and 2005 respectively.


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

Stock Distribution

On November 17, 2005, the Company effected a three-for-one stock distribution, pursuant to which the Company issued two shares of common stock for each share of common stock outstanding on November 28, 2005, the record date. All share and per share information in these financial statements retroactively reflects such stock distribution. In connection with the stock distribution, the Company's authorized common stock was increased from 100 million shares to 300 million shares.

Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic and diluted loss per share is computed using the weighted average number of shares of common stock outstanding and excludes all common stock equivalents outstanding during the period. Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Stock options and preferred stock that are convertible into common stock based on the Company's attainment of performance goals are not includible in the calculation of earnings per share until the specified targets are met. The following securities have been excluded from the diluted computation for fiscal 2006 and 2005 because they are contingently issuable and/or antidilutive:

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2006 and 2005


1. Nature of Business and Summary of Significant Accounting Policies - continued

Loss Per Share - continued:

                                              Year Ended June 30,
                                          --------------------------
                                             2006             2005
                                          ----------      ----------

Series A Convertible Preferred Stock      10,500,000      10,500,000
Series B Convertible Preferred Stock       4,500,000       4,500,000
Series C Convertible Preferred Stock       1,500,000      15,000,000
Stock options                             43,825,800      43,825,800
Warrants                                   1,500,000       1,500,000

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation.

2. Inventory

Inventories consist of the following at June 30, 2006:

Small components and supplies                    $250,344
Finished goods                                    412,080
                                                 --------
                                                 $662,424
                                                 ========

3. Property and Equipment

Property and equipment consists of the following at June 30, 2006:

Office furniture and equipment                   $ 23,000
Leasehold improvements                              2,000
                                                 --------
                                                   25,000
Accumulated depreciation and amortization         (12,000)
                                                 --------
                                                 $ 13,000
                                                 ========

Depreciation and amortization expense was $8,000 and $4,000 for the years ended June 30, 2006 and June 30, 2005 respectively.

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2006 and 2005


4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2006 consisted of the following:

Accounts payable - trade                                      $  478,719
Professional fees and legal matters                              471,346
Payroll liabilities (includes delinquent payroll taxes and
   associated interest and penalties of $1,038,339)            1,353,632
Accrued interest                                                  74,640
Deferred rent payable                                             49,784
Other                                                             40,000
                                                              ----------
                                                              $2,468,121
                                                              ==========

5. Note Payable - CEO/stockholder

This amount represents a note payable to the Company's chief executive officer and includes deferred salary of $409,903 and accrued interest of $147,933 based on an interest rate of 5% per annum. The Note is due on demand and is secured by substantially all of the assets of the Company subordinated to outstanding borrowings under the Notes Payable Affiliate - revolving credit agreement (See
Note 6). Prior to the sale of CCS (See Note 9), the Company's chief executive officer had advanced to CCS the sum of $750,741. Pursuant to his employment agreement with the Company, the Company guaranteed CCS' obligations to him to the maximum amount of $738,000. The Company's obligations under this guaranty are payable only from cash flow from operations not required for the Company's business. (See Note 10) Because of CCS' financial condition, the guaranteed obligations have been reflected as a liability of the Company's balance sheet.

6. Notes Payable Affiliate - Revolving Credit Agreement

In August 2005, the Company entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of the Company's chief executive officer, under which the Company may borrow up to $680,000. The Agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand, and are secured by a security interest in substantially all of the Company's assets. In connection with this agreement, the Company's chief executive officer has subordinated his security interest in the Company's assets to any borrowings under this agreement (See Note 5). As of June 30, 2006, the Company had borrowed approximately $614,000 under this agreement.

7. Note Payable - Others

This amount represents notes payable to two individuals, including Menahem Cohen, which the Company issued in January and May 2005 and a note payable issued to a customer of the Company in January 2006. The notes to the two individuals are payable on demand, bears interest at the rate of 5% and 11% per annum, and are unsecured. The note to the Company's customer was due in February 2006, is currently in default, bears interest at the rate of 12% per annum and is secured by 1,500,000 shares of the Company's common stock.

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2006 and 2005


8. Long Term Debt - Notes Payable - Convertible Credit Facility; Debt Issuance Expense

On June 10, 2004 the Company entered into a convertible credit agreement with private investors pursuant to which the Company borrowed $494,000. The notes bear interest at the rate of 10% per annum, are convertible into the Company's common stock at $.0333 per share and matured on June 30, 2005, except that in the event of default the conversion rate is reduced to $.01667 per share. On June 30, 2005 the Company and the lenders entered into an agreement amending the terms of the notes which included an extension of the maturity date until June 30, 2010, a lowering of the conversion price to $.01667 per share and the lowering of the interest rate to 0% or the minimum allowed by law, subsequent to July 31, 2005. The conversion feature was valued at $3,847,832 using the Black-Scholes option-pricing model and was expensed during the years ended June 30, 2005 and June 30, 2004. There were no similar expenses during the year ended June 30, 2006.

9. Disposition of Assets - Sale of CCS International, Ltd.

On March 22, 2005, the Company sold all of the stock of CCS to Menahem Cohen for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. Because of CCS's financial condition the Company has established a full reserve for uncollectible amounts due from them of $2,936,511. Prior to the sale of CCS,, the Company's president and chief executive office, had advanced to CCS the sum of $750,741. Pursuant to Mr. Jamil's employment agreement with the Company, the Company guaranteed CCS obligations to Mr. Jamil to the maximum amount of $738,000 (See Notes 5 and 10). The Company's obligations under this guaranty are payable only from cash flow from operations not required for the Company's business. Because of CCS' financial condition, the guaranteed obligations have been reflected as a liability of the Company's balance sheet under the caption "Notes Payable - CEO/Stockholder".

In connection with the sale of the stock of CCS Mr. Cohen resigned as vice president and director of the Company, and the Company entered into a consulting agreement with Mr. Cohen through December 31, 2007, pursuant to which the Company will pay Mr. Cohen compensation at the annual rate of $108,000.

10. Employment Agreements

On March 20, 2005, the Company entered into a five-year employment agreement with Mr. Ben Jamil pursuant to which he agreed to serve as the Company's president and chief executive officer. The agreement calls for an annual base compensation of $250,000 and may be increased on each anniversary date commencing July 1, 2005 by 10% if the Company achieves certain performance criteria. In addition to the base salary, the chief executive officer is eligible to receive an annual discretionary bonus commencing June 30, 2005, at the sole discretion of the board of directors. Pursuant to the agreement, the Company granted the chief executive officer a non-qualified stock option to purchase 30,000,000 shares of common stock at an exercise price of $.067 per share. These options vest cumulatively as to 5,000,000 shares immediately and as to the remaining 5,000,000 shares one year from the date of the agreement. In addition the Company issued to Mr. Jamil 4,000,000 shares of series C preferred stock, a newly created series of preferred stock (See Note 12). Pursuant to the agreement, the Company guaranteed the obligations to Mr. Jamil of CCS for advances made by Mr. Jamil to CCS, to the maximum amount of $738,000. At June 30, 2006, CCS owed Mr. Jamil $750,741. Payment of the Company's obligations pursuant to this guaranty can only be made from cash flow from operations not required for the Company's business.

On March 20, 2005, the Company entered into a five-year employment agreement with Mr. Chris R. Decker pursuant to which he agreed to serve as the Company's executive vice president and chief financial officer. The

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2006 and 2005


10. Employment Agreements - continued:

agreement calls for an annual base compensation of $120,000 and may be increased on each anniversary date commencing July 1, 2005 by 10% if the Company achieves certain performance criteria. In addition to the base salary, the chief financial officer is eligible to receive an annual discretionary bonus commencing June 30, 2005, at the sole discretion of the board of directors however, the bonus will not be less than 10%. Pursuant to the agreement, the Company granted the chief financial officer a non-qualified stock option to purchase 3,000,000 shares of common stock at an exercise price of $.067 per share. These options vest cumulatively as to 500,000 shares immediately and as to the remaining 500,000 shares one year from the date of the Agreement. In addition the Company issued to Mr. Decker 1,000,000 shares of series C preferred stock, a newly created series of preferred stock (See Note 12).

11. Issuance of Securities

During the year ended June 30, 2006, the Company issued the following securities:

The Company issued 5,838,000 shares of common stock to employees in payment of $248,185 of accrued wages. The Company issued 8,266,800 shares of its common stock to consultants in payment of consulting fees of $360,503. The Company sold 6,000,003 shares of its common stock to two accredited investors for $343,000. The Company issued 674,993 shares of common stock valued at $28,094 to its 401K plan as its discretionary match of its employee's contributions.

During the year ended June 30, 2005, the Company issued the following securities: The Company issued 1,364,781 shares of common stock to employees in payment of $71,000 of accrued wages. The Company issued 727,500 shares of its common stock to consultants in payment of consulting fees of $49,303. The Company issued 544,500 shares of common stock to CCS's consultants in payment of CCS's consulting fees of $63,725. The Company issued 300,000 shares of common stock valued at $17,000 in connection with its borrowings of $175,000 from two individuals. The Company issued 60,000 shares of its common stock valued at $5,400 in connection with the settlement of a lawsuit against CCS. The Company sold 1,938,270 shares of its common stock to an accredited investor for $110,000.

12. Series C Preferred Stock

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

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2006 and 2005


13. Stock Options

Stock Option Plans

As of January 21, 2002, the board of directors of the Company adopted the 2002 Stock Plan (the "2002 Plan"), which provided for the grant of non-qualified stock options to purchase a maximum of 6,000,000 shares of common stock to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company.

As of June 30, 2006, options to purchase 5,878,500 shares of common stock are outstanding under the 2002 Plan.

As of July 3, 2003, the board of directors adopted the 2003 Stock Incentive Plan (the "2003 Plan") which provided for the grant of non-qualified stock options to purchase a maximum of 960,000 shares of common stock or the grant of shares to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of June 30, 2006, all 960,000 shares of common stock covered have been issued under the 2003 Plan..

As of January 23, 2004, the board of directors adopted the 2004 Stock Incentive Plan (the "2004 Plan") which provided for the grant of non-qualified stock options to purchase a maximum of 1,950,000 shares of common stock or the grant of shares to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of June 30, 2006, options to purchase 1,950,000 shares of common stock have been issued under this plan.

As of February 7, 2005, the board of directors adopted the 2005 Stock Incentive Plan (the "2005 Plan") which provided for the grant of non-qualified stock options to purchase a maximum of 4,500,000 shares of common stock or the grant of shares to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of June 30, 2006, 4,500,000 shares of common stock have been issued under the 2005 Plan.

As of October 25, 2005, the board of directors adopted the 2006 Stock Incentive Plan (the "2006 Plan") which provided for the grant of non-qualified stock options to purchase a maximum of 8,250,000 shares of common stock or the grant of shares to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of June 30, 2006, there were no grants of options to purchase shares of common stock however; 6,586,917 shares of common stock have been issued under the 2006 Plan.

In addition, pursuant to employment agreements which the Company entered into with its chief executive and chief financial officers, in March 2005, the company granted options to purchase 33,000,000 shares of common stock at an exercise price of $.0667 per share of common stock.

A summary of changes in common stock options during fiscal 2006 and 2005 follows:

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2006 and 2005


13. Stock Options - continued

Stock Option Plans - continued:

                                      Number of      Weighted Average
                                        Shares        Exercise Price
                                      ----------      --------------
Outstanding at June 30, 2004          10,828,500          $0.28
      Granted                         33,000,000           0.07
      Cancelled                               --             --
      Exercised                               --             --
                                      ----------          -----
Outstanding at June 30, 2005          43,828,500           0.12
      Granted                                 --             --
      Cancelled                               --             --
      Exercised                               --             --
                                      ----------          -----
Outstanding at June 30, 2006          43,828,500          $0.12
                                      ==========          =====

The following table summarizes information about stock options outstanding at June 30, 2006:

                                   Weighted
                                    Average
                      Number       Remaining      Number
   Exercise        Outstanding    Contractual  Exercisable
    Price           6/30/2006    Life (Months)  6/30/2006
---------------    ----------    ------------- ----------
$         0.027       900,000            73       900,000
$         0.067    33,000,000           105    33,000,000
$         0.083     1,950,000            91     1,950,000
$         0.167     4,816,500            67     4,798,500
$         0.333       147,000            67       147,000
$         0.633        15,000            69        15,000
$         0.667     3,000,000            67            --
                   ----------    ----------    ----------
                   43,828,500            97    40,810,500
                   ==========    ==========    ==========

At June 30, 2006, there were 121,500 shares of common stock available under the 2002 Stock Plan. In addition, if outstanding options under either of the plans are terminated or expire unexercised, the underlying shares are available under the plan.

Other Option Grant

In April 2002, pursuant to the chief executive officer's employment agreement, the Company granted him a non-qualified stock option to purchase 3,000,000 shares of common stock at an exercise price of $.667 per share. These options vest upon achievement by the Company of $10,000,000 of annual revenues. Due to the uncertainty of reaching the stipulated performance target, the Company has not established a measurement date for the option. Upon determination that the achievement of the revenue threshold is probable, the Company will value the option on the measurement date using the intrinsic value method, and will record the resulting charge, if any, over the remaining vesting period.

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2006 and 2005


14. Income Taxes

There was no income tax expense or benefit in fiscal 2006 and 2005 due to operating losses.

Following is a reconciliation of the provision for incometaxes (tax benefit) with income taxes on the federal statutory rate:

                                                          June 30,
                                                ---------------------------
                                                    2006            2005
                                                -----------     -----------
Federal tax at statutory rate                   $(1,037,000)    $(3,340,000)
State and local taxes, net of federal effect       (181,000)       (584,000)
Nondeductible items                                 214,000       1,617,000
Change in valuation allowance                     1,004,000       2,307,000
                                                -----------     -----------
Income taxes (tax benefit)                      $        --     $        --
                                                ===========     ===========


Components of deferred taxes are as follows:

                                        June 30,
                               ---------------------------
Deferred tax assets:               2006            2005
                               -----------     -----------
   Net operating losses        $ 3,768,000     $ 2,180,000
   Deferred rent payable            20,000          20,000
   Reserves and allowances         140,000          19,000
   Stock based compensation             --         395,000
   Deferred revenue                170,000         340,000
                               -----------     -----------
                                 4,098,000       2,954,000

Deferred tax liability                  --              --
                               -----------     -----------
                                 4,098,000       2,954,000
Less valuation allowance        (4,098,000)     (2,954,000)
                               -----------     -----------
Net deferred taxes             $        --     $        --
                               ===========     ===========


The Company files a consolidated federal return with its U.S. subsidiaries and combined state tax returns where permitted.

The Company has recorded valuation allowances to offset tax benefits arising from deferred tax items because their realization is uncertain. The Company has federal net operating loss carry-forwards of approximately $10,200,000 available to offset future federal taxable income. These losses expire in 2022, 2023, 2024, 2025 and 2026.

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2006 and 2005


15. 401(K) Savings Plan

The Company maintains a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their salary, subject to the Internal Revenue Service limits. The Company may make a discretionary match as well as a discretionary contribution. During the year ended June 30, 2006 the Company matched employees contributions of $28,094 by issuing 674,933 shares if its common stock to the plan. The Company did not make any contributions to the plan for the year ended June 30, 2005.

16. Supplemental Disclosure of Cash Flow Information

                                                           Year Ended
                                                       --------------------
                                                             June 30,
                                                       --------------------
                                                         2006        2005
                                                       --------    --------

Cash paid during the period for:
     Interest                                          $141,749    $ 30,014
                                                       ========    ========
     Income taxes                                      $  1,487    $  2,774
                                                       ========    ========


Non-cash financing and investing activities:
     Common stock issued to settle accounts payable    $ 21,712    $ 23,303
                                                       ========    ========
     Accrued interest and deferred salary credited
        to loan payable - CEO/stockholder              $177,176    $136,882
                                                       ========    ========

17. Commitments and Contingencies

Litigation

On or about February 10, 2005 the Company commenced an action in the Supreme Court of New York against the landlord of its New York offices; captioned Security Intelligence Technologies, Inc. v. GHP Huguenot LLC, claiming the landlord breached the lease between the parties by not providing certain agreed to services. The case is currently in discovery.

On or about March 11, 2005, an action was commenced against the Company in the City Court of the City of New Rochelle, New York by the Company's landlord of its New York offices, captioned GHP Huguenot LLC v. Security Intelligence Technologies, Inc., claiming the Company was a habitually late in paying its monthly rent and seeking to evict the Company from the premises. The Company has denied the material allegations of the claim and has raised affirmative defenses thereto and believes that it has valid defenses to the claim. The case is currently in discovery.

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2006 and 2005


17. Commitments and Contingencies - continued:

Litigation - continued:


In March 2006, the District of Columbia filed a wage and hour claim on the Company on behalf of a former employee alleging he is owed commissions on the sales of equipment. The Company has denied the material allegations of the claim and has raised affirmative defenses thereto and believes that it has valid defenses to the claim. The case has been scheduled for trial to commence on February 7, 2007.

On or about May 19, 2006, an action was commenced against the Company in the Supreme Court of New York, captioned Munir Sukhtian Group Co. v. Security Intelligence Technologies, Inc. claiming the Company failed to deliver certain equipment and demanding a refund of the $105,000 deposit it had paid. The Company has denied the material allegations of the claim and has raised affirmative defenses thereto and believes that it has valid defenses to the claim.

On or about March 7, 2005, an action was commenced against the Company in the Supreme Court of New York, captioned 444 Madison, LLC v. Security Intelligence Technologies, Inc., claiming the Company is a successor in interest to CCS International Ltd. ("CCS") and should be held liable for a judgment the plaintiff had had been awarded against CCS. On December 23, 2005 the plaintiff was awarded a default judgment in the amount of $229,990 plus interest of approximately $50,000. In July 2006 the Company retained new outside counsel and filed an order seeking to vacate the judgment and restoring the case to the Court's calendar claiming the Company had ineffective counsel. On August 21, 2006, the Court denied the motion and reaffirmed the judgment. The Company believes it has valid defenses to any claim that they are a successor in interest to CCS International Ltd. The Company plans to seek to negotiate a settlement of the judgment and pursue a malpractice action against its prior outside counsel but can give no assurances that it will be able to negotiate any reduction in the judgment or that it will recover any amounts from its outside counsel if it institutes an action against him.

On or about September 21, 2005, an action was commenced against the Company in the Circuit Court For Miami Dade County captioned Allan Dunteman and Zarco Einhorn Salkowski & Britto, PA v. Security Intelligence Technologies, Inc. claiming the Company had failed to perform certain duties it was to perform to facilitate a settlement the plaintiff had previously reached with CCS International Ltd. and demanding $15,000 and that the Company is a successor in interest to CCS and should be liable for the amount of CCS's settlement of $88,750 plus interest. The Company has denied the material allegations of the claim and has raised affirmative defenses thereto and believes that it has valid defenses to the claim.

In addition to these matters, CCS and one or more of its subsidiaries are the defendant in a number of actions, in which the total amount claimed, is approximately $1,115,000. Judgments have been rendered against CCS in these matters in the approximate amount of $770,000. Although the Company is not a party to any agreement with the plaintiff in any of these actions and has not taken any action to guarantee these obligations, it is possible that the plaintiffs may seek to make a claim against it. The Company believes that it has no liability in any of these actions, and will vigorously defend any action which seeks to impose liability upon it.

Although the Company has no contractual obligation with respect to any of the obligations of CCS, and it believes that it has a valid defense to any claim that it has any liability with respect to any potential liabilities or obligations of CCS, two of CCS's creditors have made claims against it claiming that it is a successor in interest to CCS and as

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2006 and 2005


17. Commitments and Contingencies - continued:

Litigation - continued:

noted above, in one of those cases a default judgment was entered against it. It is possible that additional creditors of CCS or its subsidiaries may make additional claims against the Company and that they may prevail. The Company believes that it has meritorious and valid defenses against all such potential litigation, and will vigorously defend any actions based on such claims.

Operating Leases

The Company leases office space, retail stores and sales offices and office equipment under non-cancelable operating leases that expire over various periods through 2010. Rent expense is being recognized on a straight-line basis to account for rent concessions and graduated charges during the lease term, resulting in deferred rent payable of $49,784. Total rent expense for the years ended June 30, 2006 and 2005 was approximately $369,586 and $320,118 respectively.

The approximate future minimum rental commitments for all long-term non-cancelable operating leases are as follows:

 Year ending
   June 30,    Amount
------------  --------

      2007    $282,000
      2008     276,000
      2009     218,000
      2010     153,000
      2011      60,000
Thereafter          --
              --------
              $989,000
              ========