Form 10QSB
period 2006-09-30
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2006-11-20
CIK 1117258

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

                                   (Mark One)
              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of November 7, 2006 was 93,584,668.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                         PERIOD ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets as of September 30, 2006
             (unaudited) and June 30, 2006                                     3

          Consolidated Statements of Operations (unaudited) for the three
             months ended September 30, 2006 and September 30, 2005            4

          Consolidated Statements of Cash Flow (unaudited) for the three
             months ended September 30, 2006 and September 30, 2005            5

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        16
PART II - OTHER INFORMATION

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds          20

Item 3.   Controls and Procedures                                             21

Item 6.   Exhibits and Reports on Form 8-K                                    21

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,
                                                                                        2006         June 30,
                                                                                   (Unaudited)         2006
                                                                                   -------------   ------------
ASSETS
Current Assets:
      Cash                                                                         $     31,306    $     27,126
     Inventory                                                                          593,148         662,424
     Other current assets                                                               167,737         186,946
                                                                                   ------------    ------------
        Total current assets                                                            792,191         876,496
Property and Equipment, at cost less accumulated depreciation and amortization
   of $14,000 and $12,000 at September 30, 2006 and June 30, 2006 respectively           11,000          13,000
Receivable from CCS International, Ltd. less allowance for uncollectible amounts
   of $2,936,511 at September 30, 2006 and June 30, 2006                                     --              --
Other assets                                                                             18,199          18,199
                                                                                   ------------    ------------

 Total assets                                                                      $    821,390    $    907,695
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued expenses                                         $  2,671,218    $  2,468,121
     Note payable - CEO/stockholder                                                   1,935,125       1,981,744
     Notes payable affiliate - revolving credit agreement                               614,298         614,298
     Notes payable - other                                                              456,500         271,500
     Customer deposits                                                                1,511,125       1,510,452
     Deferred revenue                                                                   389,863         425,173
                                                                                   ------------    ------------
         Total current liabilities                                                    7,578,129       7,271,288
Long term debt - convertible notes payable                                              494,000         494,000
                                                                                   ------------    ------------
Total liabilities                                                                     8,072,129       7,765,288
                                                                                   ------------    ------------
Commitments and contingencies - See Notes
Stockholders' deficit:
     Preferred stock, $.0001 par value, 10,000,000 shares authorized: Series A
         Convertible-$1.00 per share liquidation preference,
            3,500,000 shares authorized, issued and outstanding                             350             350
         Series B Convertible-$1.00 per share liquidation preference,
            1,500,000 shares authorized, issued and outstanding                             150             150
         Series C Convertible-$.01 per share liquidation preference,
            5,000,000 shares authorized, issued and outstanding                              --              --
     Common stock, $.0001 par value, 300,000,000 shares authorized,
         93,584,668 and 92,635,295 issued and outstanding at September 30,
            2006 and June 30, 2006 respectively (Note 8)                                  9,358           9,264
     Additional paid in capital                                                       8,801,176       8,770,073
     Accumulated deficit                                                            (16,071,429)    (15,642,884)
     Accumulated other comprehensive loss                                                 9,656           5,454
                                                                                   ------------    ------------
       Total stockholders' deficit                                                   (7,250,739)     (6,857,593)
                                                                                   ------------    ------------

Total liabilities and stockholders' deficit                                        $    821,390    $    907,695
                                                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended
                                                     --------------------------------
                                                               September 30,
                                                     --------------------------------
                                                         2006                2005
                                                     ------------        ------------
Revenues                                             $    759,784        $    777,541
                                                     ------------        ------------

Costs and expenses:
    Cost of sales                                         232,201             216,512
    Compensation and benefits                             506,745             523,582
    Professional fees                                      43,425              57,672
    Stock based compensation                               20,899                  --
    Selling, general and administrative expenses          327,761             363,908
    Depreciation and amortization                           2,000               2,000
                                                     ------------        ------------
                                                        1,133,031           1,163,674
                                                     ------------        ------------

Operating loss                                           (373,247)           (386,133)
                                                     ------------        ------------

    Interest expense                                       55,298              92,557
                                                     ------------        ------------

Net loss                                             $   (428,545)       $   (478,690)
                                                     ============        ============


Loss per share, basic and diluted:                   $      (0.00)       $      (0.01)
                                                     ============        ============

Weighted average number of shares (Note 8)             92,948,338          76,883,700
                                                     ============        ============

   The accompanying notes are an integral part of these financial statements.

            SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                  ----------------------
                                                                                      September 30,
                                                                                  ----------------------
                                                                                    2006         2005
                                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $(428,545)   $(478,690)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                   2,000        2,000
      Amortization of deferred compensation                                          20,899           --
      Stock issued to consultant and employee for services                            9,000      238,930
      Stock issued to 401 K plan                                                      1,298       12,444
      Decrease (increase) decrease in other comphrensive loss                         4,202         (953)
      Noncash compensation - CEO/stockholder                                         56,147        7,762
      Noncash interest expense - CEO/stockholder                                     16,796       16,111
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
        Decrease (increase) decrease in inventory                                    69,276      (21,242)
        Decrease in other current assets                                             19,209        2,745
        Increase in accounts payable and accrued expenses                           203,097       47,987
        Increase (decrease) increase in customer deposits                               673      (50,301)
        (Decrease) in deferred revenue                                              (35,310)    (261,189)
                                                                                  ---------    ---------
Net cash used in operating activities                                               (61,258)    (484,396)
                                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under notes payable - other                                          200,000           --
    (Repayments) of notes payable - other                                           (15,000)     (59,325)
    (Repayments) under note payable - CEO/stockholder                              (119,562)     (42,403)
    Borrowings under revolving credit agreement - affiliate                              --      457,639
    Proceeds from issuance of common stock                                               --      200,000
                                                                                  ---------    ---------
Net cash provided by financing activities                                            65,438      555,911
                                                                                  ---------    ---------

Net increase in cash                                                                  4,180       71,515

Cash, beginning of period                                                            27,126        1,243
                                                                                  ---------    ---------
Cash, end of period                                                               $  31,306    $  72,758
                                                                                  =========    =========

   The accompanying notes are an integral part of these financial statements.

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

1 - Interim Financial Statements

      The accompanying unaudited consolidated financial statements of Security Intelligence Technologies, Inc. and subsidiaries (the "Company") have been prepared pursuant to generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended June 30, 2006 filed on Form 10-KSB. On November 17, 2005, the board of directors approved a three-for-one stock distribution pursuant to which the Company issued two shares for each share of common stock outstanding on the record date, November 28, 2005. All share and per share information in this Form 10-QSB retroactively reflects the stock distribution. See Note 8.

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

Going Concern and Liquidity

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $428,545 and $3,051,943 for the three months ended September 30, 2006 and the fiscal year ended June 30, 2006, respectively. In addition, at September 30, 2006, the Company had a working capital deficit of $6,785,938, long term debt of $494,000, and a deficiency in stockholders' equity of $7,250,739. The Company's bank facility terminated in 2002, and the only source of funds other than operations has been loans from the Company's chief executive officer and GCOM Consultants, Inc. a company owned by the wife of the chief executive officer, deposits from customers and distributors, proceeds from notes and the sale of common stock. (See Notes 3, 4, 5, and 6). These factors raise substantial doubt about the Company's ability to continue as a going concern. To address the Company's immediate cash requirements which are necessary for the Company to continue in business, management

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued:

Going Concern and Liquidity - continued:

discontinued substantially all of its retail operations during the fiscal year ended June 30, 2004 and re-focused its marketing efforts to focus on its sophisticated bomb jamming and cellular monitoring systems to the United States and friendly international governments and contractors of the United States Government. Sales to these groups of these systems were approximately $161,000 during the three months ended September 30, 2006 and approximately $640,000 during the fiscal year ended June 30, 2006. At September 30, 2006, the Company had outstanding purchase orders for an additional $1,212,000 of these systems, however, the Company has encountered difficulties in delivering two of the open purchase orders that total $1,000,000 and the customers have instituted litigation against the Company demanding a refunded of their deposit and additional damages. As part of this effort, the Company has re-focused its staff, and is actively pursuing additional equity and debt financing to supplement cash flow from operations. However, the Company's low stock price and its continuing losses make it difficult to obtain equity and debt funding, and, there can be no assurances that additional financing will be available to the Company on acceptable terms, or at all, or that the Company will generate the necessary cash flow from operations. The Company and its management believe that its bomb jamming and cellular monitoring systems and the United States and friendly international governments marketplace are viable products and markets in which to compete, and ultimately achieve profitability. The Company's ability to continue its operations is dependent upon its ability to generate sufficient cash flow either from operations or from financing, to meet its obligations on a timely basis and to further develop and market its products. However, the Company's financial condition and continuing losses may inhibit potential customers from purchasing the Company's products. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Contingent Liabilities of CCS

      On March 22, 2005, the Company sold all of the stock of its wholly owned subsidiary CCS International Ltd. ("CCS"). The Company's balance sheet at September 30, 2006 does not reflect any liabilities of CCS, since the Company was not an obligor or guarantor with respect to any of the liabilities except as set forth in Note 3. Prior to the sale of CCS the Company issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor's subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not the Company, the amount by which the target prices exceeded the value of the stock on September 30, 2006, which was approximately $738,000, is not reflected as a liability of the Company at September 30, 2006. In addition at September 30, 2006, CCS's creditors had initiated lawsuits against CCS for nonpayment of accrued liabilities and its distributors has initiated litigation for breeches of their agreements in the total amount of approximately $995,000. Judgments of approximately $ $770,000 have been entered against CCS in these matters. Although the Company has no contractual obligation with respect to any of the obligations of CCS, and the Company believes that it has a valid

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued:

Contingent Liabilities of CCS - continued:

defense to any claim that it has any liability with respect to any liabilities or obligations of CCS, it is possible that creditors of CCS or its subsidiaries may make a claim against the Company and that they may prevail. One CCS creditor has obtained a default judgment against the Company based upon the claim that the Company was responsible for CCS's obligations and another CCS creditor has initiated an action against the Company claiming that the Company is responsible for CCS's obligations. (See Note 11).

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

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. In April 2005 the SEC announced that the effective date of SFAS no. 123R for small business issuers will be suspended until the first interim or annual reporting period of the company's first fiscal year beginning on or after December 15, 2005, which, for the Company, is the first quarter of the fiscal year ended June 30, 2007. Prior to this, the Company provided the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis.

Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured until the options vest.

FASB Statement 123, "Accounting for Stock-Based Compensation," required the Company to provide pro forma information regarding net income (loss) and income
(loss) per share as if compensation cost for the Company's stock

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued:

Stock-based Compensation-continued:

option issuances had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005, 2004, 2003 and 2002: dividend yield of 0%, risk-free interest rates ranging from 3.38% to 4.32%, expected lives of eight years, and expected volatility ranging from 120% to 178%. Under the accounting provisions of SFAS Statement 123, the Company's net loss and loss per share for the three months ended September 30, 2005 would have been the pro forma amounts indicated below:

                                                              Three Months Ended
                                                               September 30,2005
                                                              ------------------

Net loss:
    As reported                                                    $  (478,690)
    Add: Stock based employee compensation expense
       included in reported net loss                                        --
    Deduct: Total stock based employee compensation
       expense determined under the fair value based
         method for all awards                                        (295,394)
                                                                   -----------
                                                                   $  (774,084)
                                                                   ===========

Loss per share, basic and diluted:
    As reported                                                    $     (0.01)
    Proforma                                                       $     (0.01)

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

Warranties

      The Company warrants the products and systems it sells to be free from defects in materials and workmanship under normal use. Parts and labor costs to repair defective products or systems are covered during the first ninety days after delivery of the product or system. Thereafter the cost is billed to the customer. A tabular reconciliation of the Company's aggregate product warranty liability for the three months ended September 30, 2006 and 2005 is as follows:

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued:

Warranties-continued:

                                                              Three Months Ended
                                                              ------------------
                                                                   September 30,
                                                               -----------------
                                                                2006      2005
                                                               -------   -------
Balance July 1,                                                $35,000   $35,000

Charges for warranty work                                           --        --

Accrual for product warranties issued
   during the period                                                --        --
                                                               -------   -------
Balance at September 30                                        $35,000   $35,000
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

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued:

Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic and diluted loss per share is computed using the weighted average number of shares of common stock outstanding and excludes all common stock equivalents outstanding during the period. Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Stock options and preferred stock that are convertible into common stock based on the Company's attainment of performance goals are not includible in the calculation of earnings per share until the specified targets are met. The following securities have been excluded from the diluted computation for the three months ended September 30, 2006 and 2005 because they are contingently issuable and/or antidilutive:

                                                           Three Months Ended
                                                         -----------------------
                                                               September 30,
                                                         -----------------------
                                                            2006         2005
                                                         ----------   ----------

Series A convertible preferred stock                     10,500,000   10,500,000
Series B convertible preferred stock                      4,500,000    4,500,000
Series C convertible preferred stock                     15,000,000   15,000,000
Stock options                                            43,828,500   43,828,500
Warrants                                                  1,500,000    1,500,000

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation.

New Authoritative Accounting Prouncements

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

2. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2006 consisted of the following:

Accounts payable - trade                                              $  556,925
Professional fees                                                        471,671
Payroll liabilities (includes delinquent payroll taxes and
   associated interest and penalties of $1,094,258)                    1,463,685
Accrued Interest                                                          84,740
Deferred rent payable                                                     49,197
Other                                                                     45,000
                                                                      ----------
                                                                      $2,671,218
                                                                      ==========

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

3. Note Payable - CEO/stockholder

This amount represents a note payable to the Company's chief executive officer and includes deferred salary of $466,051 and accrued interest of $164,728 based on an interest rate of 5% per annum. The Note is due on demand and is secured by substantially all of the assets of the Company and is subordinated to outstanding borrowings under the Notes Payable Affiliate - revolving credit agreement (See Note 4). Prior to the sale of CCS (See Note 7), the Company's chief executive officer had advanced to CCS the sum of $750,741. Pursuant to his employment agreement with the Company, the Company guaranteed CCS' obligations to him to the maximum amount of $738,000. The Company's obligations under this guaranty are payable only from cash flow from operations not required for the Company's business. Because of CCS' financial condition, the guaranteed obligations have been reflected as a liability on the Company's balance sheet.

4. Notes Payable Affiliate - Revolving Credit Agreement

In August 2005, the Company entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of the Company's chief executive officer, under which the Company may borrow up to $680,000. The Agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand, and are secured by a security interest in substantially all of the Company's assets. In connection with this agreement, the Company's chief executive officer has subordinated his security interest in the Company's assets to any borrowings under this agreement (See Note 3). As of September 30, 2006, the Company had borrowed approximately $615,000 under this agreement.

5. Notes Payable - Others

This amount represents notes payable to three individuals, including Menahem Cohen, which the Company issued in January 2005 May 2005 and July 2006, and a note payable issued to a customer of the Company in January 2006. The notes to the three individuals are payable on demand, bears interest at the rate of 5% , 11% and 12% per annum, and are unsecured. The note to the Company's customer was due in February 2006, is currently in default, bears interest at the rate of 12% per annum and is secured by 1,500,000 shares of the Company's common stock.

6. Long Term Debt - Notes Payable - Convertible Credit Facility; Debt Issuance Expense

On June 10, 2004 the Company entered into a convertible credit agreement with private investors pursuant to which the Company borrowed $494,000. The notes bear interest at the rate of 10% per annum, are convertible into the Company's common stock at $.0333 per share and matured on June 30, 2005, except that in the event of default the conversion rate is reduced to $.01667 per share. On June 30, 2005 the Company and the lenders entered into an agreement amending the terms of the notes which included an extension of the maturity date until June 30, 2010, a lowering of the conversion price to $.01667 per share and the lowering of the interest rate to 0% or the minimum allowed by law, subsequent to July 31, 2005. The conversion feature was valued at $3,847,832 using the Black-Scholes option-pricing model. The Company expensed $2,304,455 of this amount in the six months ended December 31, 2004 and $1,543,377 during the remainder of the year ended June 30, 2005 as debt issuance expense. There were no similar expenses during the three months ended September 30, 2006 and September 30, 2005.

7. Disposition of Assets - Sale of CCS International, Ltd.

On March 22, 2005, the Company sold all of the stock of CCS for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. CCS has not generated any sales since that date of sale. Because of CCS's financial condition the Company has established a full reserve for uncollectible amounts due from them of $2,936,511. Prior to the sale of CCS, the Company's president and chief executive office, had advanced to CCS the sum of $750,741. Pursuant to Mr. Jamil's employment agreement with the Company, the Company guaranteed CCS

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

7. Disposition of Assets - Sale of CCS International, Ltd. - continued:

obligations to Mr. Jamil to the maximum amount of $738,000 (See Notes 3). The Company's obligations under this guaranty are payable only from cash flow from operations not required for the Company's business. Because of CCS' financial condition, the guaranteed obligations have been reflected as a liability of the Company's balance sheet under the caption "Notes Payable - CEO/Stockholder".

8. Common Stock

Stock Issuances

During the three months ended September 30, 2006 the Company issued the following securities:

The Company issued 300,000 shares of common stock in payment of consulting services valued at $3,600.

The Company issued 600,000 shares of common stock to employees in payment of $5,400 of accrued wages.

The Company issued 49,373 shares of common stock to its 401 (K) Savings Plan, valued at $1,298, as its match to employee's contributions (See Note 9).

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

9. 401(K) Savings Plan

The Company maintains a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their salary, subject to the Internal Revenue Service limits. The Company may make a discretionary match as well as a discretionary contribution. During the three months ended September 30, 2006 the Company matched employees contributions of $1,298 by issuing 49,373 shares if its common stock to the plan. During the three months ended September 30, 2005 the Company matched employees contributions of $12,444 by issuing 206,214 shares if its common stock to the plan.

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

10. Income taxes

The Company did not incur any income tax liabilities during the three month periods ended September 30, 2006 and 2005 due to operating losses. As of September 30, 2006 and September 30, 2005 the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during the three months ended September 30, 2006 and 2005 because management is uncertain as to their ultimate realization.

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

            Security Intelligence Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)

11. Legal Matters - continued:

On or about September 12, 2006, an action was commenced against the Company's subsidiary Homeland Security Strategies, Inc. in the Superior Court of the State of Arizona, captioned The Armored Group, LLC . v. Homeland Security Strategies, Inc. claiming the Company failed to deliver certain equipment and demanding a refund of the $450,000 deposit it had paid and additional damages of $1,892,000. The Company plans to deny the material allegations of the claim and raise affirmative defenses thereto and believes that it has valid defenses to the claim.

In addition to these matters, CCS and one or more of its subsidiaries are the defendant in a number of actions, in which the total amount claimed, is approximately $995,000. Judgments have been rendered against CCS in these matters in the approximate amount of $770,000. Although the Company is not a party to any agreement with the plaintiff in any of these actions and has not taken any action to guarantee these obligations, it is possible that the plaintiffs may seek to make a claim against it. The Company believes that it has no liability in any of these actions, and will vigorously defend any action which seeks to impose liability upon it.

Although the Company has no contractual obligation with respect to any of the obligations of CCS, and it believes that it has a valid defense to any claim that it has any liability with respect to any potential liabilities or obligations of CCS, two of CCS's creditors have made claims against it claiming that it is a successor in interest to CCS and as noted above, in one of those cases a default judgment was entered against it. It is possible that additional creditors of CCS or its subsidiaries may make additional claims against the Company and that they may prevail. The Company believes that it has meritorious and valid defenses against all such potential litigation, and will vigorously defend any actions based on such claims.

12. Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information for the three month periods ended September 30, 2006 and 2005 are as follows:

                                                              Three Months Ended
                                                             -------------------
                                                                September 30,
                                                             -------------------
                                                               2006       2005
                                                             --------   --------

Interest paid                                                $ 19,447   $ 72,234
                                                             ========   ========

Taxes paid                                                   $    835   $    685
                                                             ========   ========

    Accrued interest and deferred salary credited to
    note payable - CEO/stockholder                           $ 72,943   $ 23,873
                                                             ========   ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

      The following discussion should be read in conjunction with our financial statements, including the notes thereto. Our financial statements and information have been prepared to reflect our financial position as of September 30, 2006 and September 30, 2005. Historical results and trends should not be taken as indicative of future operations.

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

      In August 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of our chief executive officer, under which we may borrow up to $680,000. The Agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand, and are secured by a security interest in substantially all of our assets. In connection with this agreement, our chief executive officer has subordinated his security interest in our assets to any borrowings under this agreement. As of September 30, 2006, we had borrowed approximately $615,000 under this agreement.

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

Prior to 2004, a significant portion of our revenue was derived from sales by our retail stores which were operated by CCS, which was then our wholly-owned subsidiary. In March 2005, we sold the stock of CCS to Menahem Cohen, who was then our vice president and a director, for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. CCS has not generated any sales since that date of sale.

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

A significant portion of our revenue for the three months ended September 30, 2006 represents non-refundable deposits from distributors which were forfeited upon expiration or termination of the distribution agreements as a result of the failure of the distributors to purchase our products. The deposits were to be applied to the purchase price of products ordered pursuant to the distribution agreement. Although we recognize these deposits as revenue upon expiration or termination of the contracts, the distributors may claim that they are entitled to a refund of the unused deposits, notwithstanding the characterization of the deposits as non-refundable. Although we believe that we are complying with the terms of the contracts, we cannot assure you that the distributors will not be successful if they bring these claims against us.

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

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. In April 2005 the SEC announced that the effective date of SFAS No. 123R for small business issuers will be suspended until the first interim or annual reporting period of the company's first fiscal year beginning on or after December 15, 2005, which for the Company is the first quarter of the fiscal year ended June 30, 2007. Prior to this date the Company provided the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis.

      Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured until the options vest.

Income taxes

      We use the liability method to determine income tax expense. Under this method, deferred tax assets and liabilities are computed based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. Because of our losses we did not incur any income tax expense during the three months ended September 30, 2006 and September 30, 2005. Financial guarantees

      The agreements pursuant to which we issued certain shares to settle debt obligations contain a price guarantee that requires us to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor's subsequent sale of the shares. We account for these transactions by recording the debt at fair value with periodic mark-to-market adjustments until the guarantee is settled. Unrealized gains or losses resulting from changes in fair value are included in earnings and accrued expenses.

Fair Value of Financial Instruments

      The fair values of financial instruments recorded on the balance sheet are not significantly different from their carrying amounts due to the short-term nature of those instruments, or because they are accounted for at fair value.

Foreign Currency Translation

      The functional currency of our United Kingdom subsidiary is pound sterling. Accordingly, we translate all assets and liabilities into United States dollars at current rates. Revenues, costs, and expenses are translated at average rates during each reporting period. Gains and losses resulting from the translation of the consolidated financial statements are excluded from results of operations and are reflected as a translation adjustment and a separate component of stockholders' deficit. Translation adjustments were $9,358 as of September 30, 2006. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.

Contingent Liabilities of CCS

On March 22, 2005, we sold all of the stock of CCS to Menahem Cohen for $100 and contingent consideration consisting of 5% of CCS's and its subsidiaries' net sales through March 31, 2015. CCS has not generated any sales since that date of sale. Our balance sheet at September 30, 2006 does not reflect any liabilities of CCS, since we were not an obligor or guarantor with respect to any of the liabilities except as set forth in Note 3 of Notes to Consolidated Financial Statements. Prior to the disposition of CCS we issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor's subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not us, the amount by which the target prices exceeded the value of the stock on September 30, 2006, which was approximately $738,000, is not reflected as our liability at September 30, 2006. Although we have no contractual obligation with respect to any of the obligations of CCS, and we believe we have a valid defense to any claim that we have any liability with respect to any liabilities or obligations of CCS, it is possible that a creditor of CCS or its subsidiaries may make a claim against us and that they may prevail.

RESULTS OF OPERATIONS - Three Months Ended September 30, 2006 and 2005

Revenues. Revenues for the three months ended September 30, 2006 (the "2006 Period") were $759,784, a decrease of $17,757, or 2.3%, from revenues of $777,541 for the three months ended September 30, 2005 (the "2005 Period") primarily as a consequence of a decrease of $78,088, or 32.8% in revenues recognized from the termination of distribution agreements with non refundable deposit balances to $160,174 in the 2006 Period from $238,262 in the 2005 Period which was partially offset by an increase in product sales of $60,331, or 11.19%, to $599,610 in the 2006 Period from $539,279 in the 2005 Period.

Cost of Revenue. Cost of sales increased by $15,689, or 7.3% to $232,201 in the 2006 Period from $216,512 in the 2005 Period as a consequence of increased product sales. Cost of sales as a percentage of product sales decreased to 38.7% in the 2006 Period from 40.2% in the 2005 Period primarily as a consequence of selling higher margin products in the 2006 Period.

Compensation and benefits. Compensation and benefits decreased by $16,837, or 3.2% to $506,745 in the 2006 Period from $523,582 in the 2005 Period primarily due to outsourcing certain marketing and sales functions to outside consultants.

Professional fees and legal matters. Professional fees and legal matters decreased by $14,247, or 24.7% to $43,425 in the 2006 Period from $57,672 in the 2005 Period. Based on a review of our outstanding legal matters and CCS's outstanding legal matters and unpaid settlements, we have established, in consultation with outside counsel, reserves for litigation costs that we believe are probable and can be reasonable estimated. We can provide no assurance, however, that such reserves will be sufficient to absorb actual losses that may result from unfavorable outcomes. Moreover, it is possible that the resolution of litigation contingencies will have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

Stock based compensation. Stock based compensation is attributable to the grant of options and warrants to employees in accordance with FASB 123(R) that became effective for us on July 1, 2006. There was no comparable expense in the 2005 Period.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $36,147, or 9.9% to $327,761 in the 2006 Period from $363,908 in the 2005 Period. This decrease was primarily due to a decrease in a number of administrative support services.

Depreciation and amortization. Depreciation and amortization had no change and was $2,000 in the 2006 Period and $2,000 in the 2005 Period.

Interest expense. Interest expense decreased by $37,259, or 40.3% to $55,298 in the 2006 Period from $92,557 in the 2005 Period primarily as a result of closing costs of $37,921 associated with the revolving line of credit we entered into in August 2005 reflected in the 2005 Period with no similar expense in the 2006 Period.

As a result of the factors described above, our net loss decreased by $50,145, or 10.5% to $428,545, $.00 per share, in the 2006 Period from $478,690, $.01 per share, in the 2005 Period.

Liquidity and Capital Resources

At September 30, 2006 we had cash of $31,306, no accounts receivable and a working capital deficit of $6,785,938 and long term debt of $494,000. During the 2006 Period, we had a negative cash flow from operations of $61,258. Our accounts payable and accrued expenses at September 30, 2006 were $2,671,218. As a result of our continuing losses, our working capital deficiency has increased. We funded our losses through the sale of our common stock, loans from our chief executive officer and a company owned by his wife and the issuance of notes to private investors. We also utilized vendor credit and customer deposits.

Our accounts payable and accrued expenses increased from $2,468,121 at June 30, 2006 to $2,671,218 at September 30, 2006 an increase of $203,097 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $1,900,988 which relate to payments on orders which had not been filled at that date. We have used our advance payments to fund our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

During the past three years we have sought, and been unsuccessful, in our efforts to obtain adequate funding for our business. Because of our losses and our working capital deficiency, we are not able to increase our borrowing. Our bank facility terminated on November 1, 2002 and since that date we have not been able to arrange financing with a replacement bank or institutional lender. In June 2004, we entered into a convertible credit agreement with certain stockholders pursuant to which we borrowed $494,000. Our obligations to these lenders matured on June 30, 2005, and were extended until June 30, 2010. In August, 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., a company owned by the wife of our chief executive officer, under which we may borrow up to $680,000. We borrowed approximately $615,000 under this agreement. These borrowings are due on demand. If demand is made, we do not presently have the resources to pay the lender. If the lender seeks to demand payment or otherwise enforce the notes, it may be necessary for us to seek protection under the Bankruptcy Code. We continue to require funds for our operations, and our failure either to obtain financing or generate cash flow from operations would materially impair our ability to continue in business, and we cannot assure you that we will be able to obtain the necessary financing. If we do not obtain necessary funding, either from operations or from investors, we may be unable to continue our operations and it may be necessary for us to seek protection under the Bankruptcy Code.

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

                            PART II OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

      During the three months ended September 30, 2006 we issued the following in transactions which were not registered pursuant to the Securities Act of 1933:

      o We issued 600,000 shares of common stock to employees in payment of $5,400 of accrued wages.

      o We issued 49,373 shares of common stock to our 401 (K) Savings Plan, valued at $1,298, as our match to contributions by employees. (See
            Note 9).

None of these shares were issued in transactions involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriting or broker was involved in the stock issuances and the Company did not pay any compensation to any person in connection with the stock issuances.

Item 3. Controls and Procedures

As of the end of the three months ended September 30, 2006, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 and that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Date: November 20, 2006