Form 10QSB
period 2006-12-31
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2007-02-20
CIK 1117258

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

(914) 654-8700
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of February 8, 2007 was 93,584,668.

SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-QSB

PERIOD ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

PART I -	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of December 31, 2006 (unaudited) and
	June 30, 2006	3

	Consolidated Statements of Operations (unaudited) for the three and six months
	ended December 31, 2006 and December 31, 2005

	Consolidated Statements of Cash Flow (unaudited) for the six months
	ended December 31, 2006 and December 31, 2005	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	16

PART II -	OTHER INFORMATION

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	20

Item 3.	Controls and Procedures	21

Item 6.	Exhibits and Reports on Form 8-K	21

SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	June 30,
	(Unaudited)	2006
ASSETS
Current Assets:
Cash	$31,757	$27,126
Inventory	665,390	662,424
Other current assets	56,010	186,946
Total current assets	753,157	876,496
Property and Equipment, at cost less accumulated depreciation and amortization
of $16,000 and $12,000 at December 31, 2006 and June 30, 2006 respectively	9,000	13,000
Receivable from CCS International, Ltd. less allowance for uncollectible amounts
of $2,936,511 at December 31, 2006 and June 30, 2006	-	-
Other assets	18,199	18,199

Total assets	$780,356	$907,695

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,950,468	$2,468,121
Note payable - CEO/stockholder	1,988,094	1,981,744
Notes payable affiliate - revolving credit agreement	614,298	614,298
Notes payable - other	436,250	271,500
Customer deposits	1,547,839	1,510,452
Deferred revenue	466,708	425,173
Total current liabilities	8,003,657	7,271,288
Long term debt - convertible notes payable	494,000	494,000
Total liabilities	8,497,657	7,765,288
Commitments and contingencies - See Notes
Stockholders' deficit:
Preferred stock, $.0001 par value, 10,000,000 shares authorized:
Series A Convertible-$1.00 per share liquidation preference,
3,500,000 shares authorized, issued and outstanding	350	350
Series B Convertible-$1.00 per share liquidation preference,
1,500,000 shares authorized, issued and outstanding	150	150
Series C Convertible-$.01 per share liquidation preference,
5,000,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value, 300,000,000 shares authorized,
93,584,668 and 92,635,295 issued and outstanding at December 31,
2006 and June 30, 2006 respectively (Note 8)	9,358	9,264
Additional paid in capital	8,822,071	8,770,073
Accumulated deficit	(16,579,118)	(15,642,884)
Accumulated other comprehensive income	29,888	5,454
Total stockholders' deficit	(7,717,301)	(6,857,593)

Total liabilities and stockholders' deficit	$780,356	$907,695

The accompanying notes are an integral part of these financial statements.

SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Revenues	$548,835	$952,259	$1,308,619	$1,729,800

Costs and expenses:
Cost of sales	200,534	284,832	432,735	501,344
Compensation and benefits	400,422	497,198	907,167	1,020,780
Professional fees	47,032	72,700	90,457	130,372
Stock based compensation	20,895	-	41,794	-
Selling, general and administrative expenses	317,278	424,556	645,039	788,464
Depreciation and amortization	2,000	2,000	4,000	4,000
	988,161	1,281,286	2,121,192	2,444,960

Operating loss	(439,326)	(329,027)	(812,573)	(715,160)

Interest expense	68,363	48,245	123,661	140,802

Net loss	$(507,689)	$(377,272)	$(936,234)	$(855,962)

Loss per share, basic and diluted:	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares (Note 8)	93,584,668	83,153,654	93,266,503	80,018,677

The accompanying notes are an integral part of these financial statements.

SECURITY INTELLIGENCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(936,234)	$(855,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,000	4,000
Amortization of deferred compensation	41,794	-
Stock issued to consultant and employee for services	9,000	451,119
Stock issued to 401 K plan	1,298	17,780
Decrease (increase) decrease in other comphrensive loss	24,434	(7,870)
Noncash compensation - CEO/stockholder	125,000	-
Noncash interest expense - CEO/stockholder	32,512	33,089
CHANGES IN OPERATING ASSETS AND LIABILITIES:
(Increase) decrease in inventory	(2,966)	66,797
Decrease (increase) in other current assets	130,936	(53,902)
Increase in accounts payable and accrued expenses	482,347	179,918
Increase in customer deposits	37,387	64,304
Increase (decrease) in deferred revenue	41,535	(386,261)
Net cash used in operating activities	(8,957)	(486,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable - other	200,000	-
(Repayments) of notes payable - other	(35,250)	(59,325)
(Repayments) under note payable - CEO/stockholder	(151,162)	(174,908)
Borrowings under revolving credit agreement - affiliate	-	424,179
Proceeds from issuance of common stock	-	343,000
Net cash provided by financing activities	13,588	532,946

Net increase in cash	4,631	45,958

Cash, beginning of period	27,126	1,243
Cash, end of period	$31,757	$47,201

The accompanying notes are an integral part of these financial statements.

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006 and 2005
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

Going Concern and Liquidity

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $936,234 and $3,051,943 for the six months ended December 31, 2006 and the fiscal year ended June 30, 2006, respectively. In addition, at December 31, 2006, the Company had a working capital deficit of $7,250,500, long term debt of $494,000, and a deficiency in stockholders’ equity of $7,717,301. The Company's bank facility terminated in 2002, and the only source of funds other than operations has been loans from the Company's chief executive officer and GCOM Consultants, Inc. a company owned by the wife of the chief executive officer, deposits from customers and distributors, proceeds from notes and the sale of common stock. (See Notes 3, 4, 5, and 6). These factors raise substantial doubt about the Company's ability to continue as a going concern.

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006 and 2005
(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued:

Going Concern and Liquidity - continued:

To address the Company’s immediate cash requirements which are necessary for the Company to continue in business, management discontinued substantially all of its retail operations during the fiscal year ended June 30, 2004 and re-focused its marketing efforts to focus on its sophisticated bomb jamming and cellular monitoring systems to the United States and friendly international governments and contractors of the United States Government. Sales to these groups of these systems were approximately $161,000 during the six months ended December 31, 2006 and approximately $640,000 during the fiscal year ended June 30, 2006. At December 31, 2006, the Company had outstanding purchase orders for an additional $1,212,000 of these systems, however, the Company has encountered difficulties in delivering two of the open purchase orders that total $1,000,000 and the customers have instituted litigation against the Company demanding a refunded of their deposit and additional damages. As part of this effort, the Company has re-focused its staff, and is actively pursuing additional equity and debt financing to supplement cash flow from operations. However, the Company’s low stock price and its continuing losses make it difficult to obtain equity and debt funding, and, there can be no assurances that additional financing will be available to the Company on acceptable terms, or at all, or that the Company will generate the necessary cash flow from operations. The Company and its management believe that its bomb jamming and cellular monitoring systems and the United States and friendly international governments marketplace are viable products and markets in which to compete, and ultimately achieve profitability. The Company’s ability to continue its operations is dependent upon its ability to generate sufficient cash flow either from operations or from financing, to meet its obligations on a timely basis and to further develop and market its products. However, the Company’s financial condition and continuing losses may inhibit potential customers from purchasing the Company’s products. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Contingent Liabilities of CCS

On March 22, 2005, the Company sold all of the stock of its wholly owned subsidiary CCS International Ltd. (“CCS”). The Company’s balance sheet at December 31, 2006 does not reflect any liabilities of CCS, since the Company was not an obligor or guarantor with respect to any of the liabilities except as set forth in Note 3. Prior to the sale of CCS the Company issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor’s subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not the Company, the amount by which the target prices exceeded the value of the stock on December 31, 2006, which was approximately $808,000, is not reflected as a liability of the Company at December 31, 2006. In addition at December 31, 2006, CCS’s creditors had initiated lawsuits against CCS for nonpayment of accrued liabilities and its distributors has initiated litigation for breeches of their agreements in the total amount of approximately $995,000.

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006 and 2005
(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued:

Contingent Liabilities of CCS - continued:

Judgments of approximately $ $770,000 have been entered against CCS in these matters. Although the Company has no contractual obligation with respect to any of the obligations of CCS, and the Company believes that it has a valid defense to any claim that it has any liability with respect to any liabilities or obligations of CCS, it is possible that creditors of CCS or its subsidiaries may make a claim against the Company and that they may prevail. One CCS creditor has obtained a default judgment against the Company based upon the claim that the Company was responsible for CCS’s obligations and another CCS creditor has initiated an action against the Company claiming that the Company is responsible for CCS’s obligations. (See Note 11).

Financial Guarantees

The Company has issued shares of common stock to settle its debt obligations pursuant to an agreement that requires the Company to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor’s subsequent sale of the shares. The Company accounts for these transactions by recording the debt at fair value with periodic mark-to-market adjustments until the guarantee is settled. Unrealized gains or losses resulting from changes in fair value are included in earnings and accrued expenses.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. In April 2005 the SEC announced that the effective date of SFAS no. 123R for small business issuers will be suspended until the first interim or annual reporting period of the company’s first fiscal year beginning on or after December 15, 2005, which, for the Company, is the first quarter of the fiscal year ended June 30, 2007. Prior to this, the Company provided the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis.

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
December 31, 2006 and 2005
(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued:

Stock-based Compensation-continued:

FASB Statement 123, “Accounting for Stock-Based Compensation,” required the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company’s stock option issuances had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005, 2004, 2003 and 2002: dividend yield of 0%, risk-free interest rates ranging from 3.38% to 4.32%, expected lives of eight years, and expected volatility ranging from 120% to 178%. Under the accounting provisions of SFAS Statement 123, the Company’s net loss and loss per share for the three and six months ended December 31, 2005 would have been the pro forma amounts indicated below:

	Three Months Ended	Six Months Ended
	December 31, 2005	December 31, 2005
Net loss:
As reported	$(377,272)	$(855,962)
Add: Stock based employee compensation expense
included in reported net loss	-	-
Deduct: Total stock based employee compensation
expense determined under the fair value based
method for all awards	(295,396)	(590,785)
	$(672,668)	$(1,446,747)

Loss per share, basic and diluted:
As reported	$(0.00)	$(0.01)
Proforma	$(0.01)	$(0.02)

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

Warranties

The Company warrants the products and systems it sells to be free from defects in materials and workmanship under normal use. Parts and labor costs to repair defective products or systems are covered during the first ninety days after delivery of the product or system. Thereafter the cost is billed to the customer. A tabular reconciliation of the Company’s aggregate product warranty liability for the six months ended December 31, 2006 and 2005 is as follows:

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006 and 2005
(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued:

Warranties-continued:

	Six Months Ended
	December 31,
	2006	2005
Balance July 1,	$35,000	$35,000

Charges for warranty work	-	-

Accrual for product warranties issued
during the period	-	-
Balance at December 31	$35,000	$35,000

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

Income taxes

The Company uses the liability method to determine its income tax expense. Under this method, deferred tax assets and liabilities are computed based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company’s ability to generate sufficient taxable income in the future.

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006 and 2005
(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued:

Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic and diluted loss per share is computed using the weighted average number of shares of common stock outstanding and excludes all common stock equivalents outstanding during the period. Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Stock options and preferred stock that are convertible into common stock based on the Company’s attainment of performance goals are not includible in the calculation of earnings per share until the specified targets are met. The following securities have been excluded from the diluted computation for the three and six months ended December 31, 2006 and 2005 because they are contingently issuable and/or antidilutive:

	Three and Six Months Ended
	December 31,
	2006	2005

Series A convertible preferred stock	10,500,000	10,500,000
Series B convertible preferred stock	4,500,000	4,500,000
Series C convertible preferred stock	15,000,000	15,000,000
Stock options	43,828,500	43,828,500
Warrants	1,500,000	1,500,000

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation.

New Authoritative Accounting Prouncements

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

2. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2006 consisted of the following:

Accounts payable - trade	$700,003
Professional fees	462,421
Payroll liabilities (includes delinquent payroll taxes and
associated interest and penalties of $1,213,724)	1,598,158
Accrued Interest	96,911
Deferred rent payable	47,975
Other	45,000
$2,950,468

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006 and 2005
(Unaudited)

3. Note Payable - CEO/stockholder

This amount represents a note payable to the Company's chief executive officer and includes deferred salary of $534,903 and accrued interest of $180,445 based on an interest rate of 5% per annum. The Note is due on demand and is secured by substantially all of the assets of the Company and is subordinated to outstanding borrowings under the Notes Payable Affiliate - revolving credit agreement (See Note 4). Prior to the sale of CCS (See Note 7), the Company’s chief executive officer had advanced to CCS the sum of $750,741. Pursuant to his employment agreement with the Company, the Company guaranteed CCS’ obligations to him to the maximum amount of $738,000. The Company’s obligations under this guaranty are payable only from cash flow from operations not required for the Company’s business. Because of CCS’ financial condition, the guaranteed obligations have been reflected as a liability on the Company’s balance sheet.

4. Notes Payable Affiliate - Revolving Credit Agreement

In August 2005, the Company entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of the Company’s chief executive officer, under which the Company may borrow up to $680,000. The Agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand, and are secured by a security interest in substantially all of the Company’s assets. In connection with this agreement, the Company’s chief executive officer has subordinated his security interest in the Company’s assets to any borrowings under this agreement (See Note 3). As of December 31, 2006, the Company had borrowed approximately $615,000 under this agreement.

5. Notes Payable - Others

This amount represents notes payable to three individuals, including Menahem Cohen, which the Company issued in January 2005 May 2005 and July 2006, and a note payable issued to a customer of the Company in January 2006. The notes to the three individuals are payable on demand, bears interest at the rate of 5% , 11% and 12% per annum, and are unsecured. The note to the Company’s customer was due in February 2006, is currently in default, bears interest at the rate of 12% per annum and is secured by 1,500,000 shares of the Company’s common stock.

6. Long Term Debt - Notes Payable - Convertible Credit Facility; Debt Issuance Expense

On June 10, 2004 the Company entered into a convertible credit agreement with private investors pursuant to which the Company borrowed $494,000. The notes bear interest at the rate of 10% per annum, are convertible into the Company’s common stock at $.0333 per share and matured on June 30, 2005, except that in the event of default the conversion rate is reduced to $.01667 per share. On June 30, 2005 the Company and the lenders entered into an agreement amending the terms of the notes which included an extension of the maturity date until June 30, 2010, a lowering of the conversion price to $.01667 per share and the lowering of the interest rate to 0% or the minimum allowed by law, subsequent to July 31, 2005. The conversion feature was valued at $3,847,832 using the Black-Scholes option-pricing model. The Company expensed $2,304,455 of this amount in the six months ended December 31, 2004 and $1,543,377 during the remainder of the year ended June 30, 2005 as debt issuance expense. There were no similar expenses during the three and six months ended December 31, 2006 and December 31, 2005.

7. Disposition of Assets - Sale of CCS International, Ltd.

On March 22, 2005, the Company sold all of the stock of CCS for $100 and contingent consideration consisting of 5% of CCS’s and its subsidiaries’ net sales through March 31, 2015. CCS has not generated any sales since that date of sale. Because of CCS’s financial condition the Company has established a full reserve for uncollectible amounts due from them of $2,936,511. Prior to the sale of CCS, the Company’s president and chief executive office, had advanced to CCS the sum of $750,741.

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006 and 2005
(Unaudited)

7. Disposition of Assets - Sale of CCS International, Ltd. - continued:

Pursuant to Mr. Jamil’s employment agreement with the Company, the Company guaranteed CCS obligations to Mr. Jamil to the maximum amount of $738,000 (See Notes 3). The Company’s obligations under this guaranty are payable only from cash flow from operations not required for the Company’s business. Because of CCS’ financial condition, the guaranteed obligations have been reflected as a liability of the Company’s balance sheet under the caption “Notes Payable - CEO/Stockholder”.

8. Common Stock

Stock Issuances

During the six months ended December 31, 2006 the Company issued the following securities:

The Company issued 300,000 shares of common stock in payment of consulting services valued at $3,600.

The Company issued 600,000 shares of common stock to employees in payment of $5,400 of accrued wages.

The Company issued 49,373 shares of common stock to its 401 (K) Savings Plan, valued at $1,298, as its match to employee’s contributions (See Note 9).

 Stock Distribution

On November 17, 2005 the Company’s board of directors authorized a three-for-one stock distribution pursuant to which the Company issued two shares of common stock for each share outstanding on the record date, November 28, 2005. The shares were distributed to stockholders on or about December 5, 2005. All references to numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock distribution on a retroactive basis. The par value of the additional shares of common stock issued in connection with the stock distribution was credited to “Common stock” and a like amount charged to “Additional paid-in-capital” in the three month period ended December 31, 2005. The terms of the Company’s Series A, Series B and Series C Convertible Preferred stock provide for a change in the conversion rate to adjust for the stock distribution. Accordingly, each share of the Company’s Series A, Series B and Series C Convertible Preferred stock has become convertible into three shares of the Company’s common stock.

Amendment to Articles of Incorporation

On November 17, 2005 the Company’s board of directors authorized an amendment to the Company’s Articles of Incorporation increasing the authorized shares of the Company’s common stock, par value $.0001 per share from one hundred million to three hundred million, effective on November 28, 2005.

9. 401(K) Savings Plan

The Company maintains a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their salary, subject to the Internal Revenue Service limits. The Company may make a discretionary match as well as a discretionary contribution. During the six months ended December 31, 2006 the Company matched employees contributions of $1,298 by issuing 49,373 shares if its common stock to the plan. During the six months ended December 31, 2005 the Company matched employees contributions of $17,780 by issuing 362,145 shares if its common stock to the plan.

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006 and 2005
(Unaudited)

10. Income taxes

The Company did not incur any income tax liabilities during the three and six month periods ended December 31, 2006 and 2005 due to operating losses. As of December 31, 2006 and December 31, 2005 the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during the three and six month periods ended December 31, 2006 and 2005 because management is uncertain as to their ultimate realization.

11. Legal Matters

On or about February 10, 2005 the Company commenced an action in the Supreme Court of New York against the landlord of its New York offices; captioned Security Intelligence Technologies, Inc. v. GHP Huguenot LLC, claiming the landlord breached the lease between the parties by not providing certain agreed to services. The case is currently in discovery.

On or about March 11, 2005, an action was commenced against the Company in the City Court of the City of New Rochelle, New York by the Company’s landlord of its New York offices, captioned GHP Huguenot LLC v. Security Intelligence Technologies, Inc., claiming the Company was a habitually late in paying its monthly rent and seeking to evict the Company from the premises. The Company has denied the material allegations of the claim and has raised affirmative defenses thereto and believes that it has valid defenses to the claim. The case is currently in discovery.

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

On or about March 7, 2005, an action was commenced against the Company in the Supreme Court of New York, captioned 444 Madison, LLC v. Security Intelligence Technologies, Inc., claiming the Company is a successor in interest to CCS International Ltd. (“CCS”) and should be held liable for a judgment the plaintiff had had been awarded against CCS. On December 23, 2005 the plaintiff was awarded a default judgment in the amount of $229,990 plus interest of approximately $50,000. In July 2006 the Company retained new outside counsel and filed an order seeking to vacate the judgment and restoring the case to the Court’s calendar claiming the Company had ineffective counsel. On August 21, 2006, the Court denied the motion and reaffirmed the judgment. The Company believes it has valid defenses to any claim that they are a successor in interest to CCS International Ltd. The Company plans to seek to negotiate a settlement of the judgment and pursue a malpractice action against its prior outside counsel but can give no assurances that it will be able to negotiate any reduction in the judgment or that it will recover any amounts from its outside counsel if it institutes an action against him.

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006 and 2005
(Unaudited)

11. Legal Matters - continued:

On or about September 21, 2005, an action was commenced against the Company in the Circuit Court For Miami Dade County captioned Allan Dunteman and Zarco Einhorn Salkowski & Britto, PA v. Security Intelligence Technologies, Inc. claiming the Company had failed to perform certain duties it was to perform to facilitate a settlement the plaintiff had previously reached with CCS International Ltd. and demanding $15,000 and that the Company is a successor in interest to CCS and should be liable for the amount of CCS’s settlement of $88,750 plus interest. The Company has denied the material allegations of the claim and has raised affirmative defenses thereto and believes that it has valid defenses to the claim.

On or about September 12, 2006, an action was commenced against the Company’s subsidiary Homeland Security Strategies, Inc. in the Superior Court of the State of Arizona, captioned The Armored Group, LLC . v. Homeland Security Strategies, Inc. claiming the Company failed to deliver certain equipment and demanding a refund of the $450,000 deposit it had paid and additional damages of $1,892,000. The Company plans to deny the material allegations of the claim and raise affirmative defenses thereto and believes that it has valid defenses to the claim.

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

Although the Company has no contractual obligation with respect to any of the obligations of CCS, and it believes that it has a valid defense to any claim that it has any liability with respect to any potential liabilities or obligations of CCS, two of CCS’s creditors have made claims against it claiming that it is a successor in interest to CCS and as noted above, in one of those cases a default judgment was entered against it. It is possible that additional creditors of CCS or its subsidiaries may make additional claims against the Company and that they may prevail. The Company believes that it has meritorious and valid defenses against all such potential litigation, and will vigorously defend any actions based on such claims.

12. Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information for the six month periods ended December 31, 2006 and 2005 are as follows:

	Six Months Ended
	December 31,
	2006	2005

Interest paid	$43,919	$82,908

Taxes paid	$835	$1,677

Accrued interest and deferred salary credited to
note payable - CEO/stockholder	$157,512	$33,089

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The following discussion should be read in conjunction with our financial statements, including the notes thereto. Our financial statements and information have been prepared to reflect our financial position as of December 31, 2006 and December 31, 2005. Historical results and trends should not be taken as indicative of future operations.

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

In August 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of our chief executive officer, under which we may borrow up to $680,000. The Agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand, and are secured by a security interest in substantially all of our assets. In connection with this agreement, our chief executive officer has subordinated his security interest in our assets to any borrowings under this agreement. As of December 31, 2006, we had borrowed approximately $615,000 under this agreement.

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

Prior to 2004, a significant portion of our revenue was derived from sales by our retail stores which were operated by CCS, which was then our wholly-owned subsidiary. In March 2005, we sold the stock of CCS to Menahem Cohen, who was then our vice president and a director, for $100 and contingent consideration consisting of 5% of CCS’s and its subsidiaries’ net sales through March 31, 2015. CCS has not generated any sales since that date of sale.

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

A significant portion of our revenue for the six months ended December 31, 2006 represents non-refundable deposits from distributors which were forfeited upon expiration or termination of the distribution agreements as a result of the failure of the distributors to purchase our products. The deposits were to be applied to the purchase price of products ordered pursuant to the distribution agreement. Although we recognize these deposits as revenue upon expiration or termination of the contracts, the distributors may claim that they are entitled to a refund of the unused deposits, notwithstanding the characterization of the deposits as non-refundable. Although we believe that we are complying with the terms of the contracts, we cannot assure you that the distributors will not be successful if they bring these claims against us.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. In April 2005 the SEC announced that the effective date of SFAS No. 123R for small business issuers will be suspended until the first interim or annual reporting period of the company’s first fiscal year beginning on or after December 15, 2005, which for the Company is the first quarter of the fiscal year ended June 30, 2007. Prior to this date the Company provided the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis.

Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured until the options vest.

Income taxes

We use the liability method to determine income tax expense. Under this method, deferred tax assets and liabilities are computed based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. Because of our losses we did not incur any income tax expense during the six months ended December 31, 2006 and December 31, 2005.

Financial guarantees

The agreements pursuant to which we issued certain shares to settle debt obligations contain a price guarantee that requires us to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor’s subsequent sale of the shares. We account for these transactions by recording the debt at fair value with periodic mark-to-market adjustments until the guarantee is settled. Unrealized gains or losses resulting from changes in fair value are included in earnings and accrued expenses.

Fair Value of Financial Instruments

The fair values of financial instruments recorded on the balance sheet are not significantly different from their carrying amounts due to the short-term nature of those instruments, or because they are accounted for at fair value.

Foreign Currency Translation

The functional currency of our United Kingdom subsidiary is pound sterling. Accordingly, we translate all assets and liabilities into United States dollars at current rates. Revenues, costs, and expenses are translated at average rates during each reporting period. Gains and losses resulting from the translation of the consolidated financial statements are excluded from results of operations and are reflected as a translation adjustment and a separate component of stockholders' deficit. Translation adjustments were $29,888 as of December 31, 2006. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.

Contingent Liabilities of CCS

On March 22, 2005, we sold all of the stock of CCS to Menahem Cohen for $100 and contingent consideration consisting of 5% of CCS’s and its subsidiaries’ net sales through March 31, 2015. CCS has not generated any sales since that date of sale. Our balance sheet at December 31, 2006 does not reflect any liabilities of CCS, since we were not an obligor or guarantor with respect to any of the liabilities except as set forth in Note 3 of Notes to Consolidated Financial Statements. Prior to the disposition of CCS we issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor’s subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not us, the amount by which the target prices exceeded the value of the stock on December 31, 2006, which was approximately $808,000, is not reflected as our liability at December 31, 2006. Although we have no contractual obligation with respect to any of the obligations of CCS, and we believe we have a valid defense to any claim that we have any liability with respect to any liabilities or obligations of CCS, it is possible that a creditor of CCS or its subsidiaries may make a claim against us and that they may prevail.

RESULTS OF OPERATIONS - Six Months Ended December 31, 2006 and 2005

Revenues. Revenues for the six months ended December 31, 2006 (the “2006 Period”) were $1,308,619, a decrease of $421,181, or 24.4%, from revenues of $1,729,800 for the six months ended December 31, 2005 (the “2005 Period”) primarily as a consequence of (i) a decrease of $213,333, or 50.4% in revenues recognized from the termination of distribution agreements with non refundable deposit balances to $210,174 in the 2006 Period from $423,507 in the 2005 Period and (ii) a decrease in product sales of $207,848, or 15.9%, to $1,098,445 in the 2006 Period from $1,306,293 in the 2005 Period.

Cost of Revenue. Cost of sales decreased by $68,609, or 13.7% to $423,735 in the 2006 Period from $501,344 in the 2005 Period as a consequence of decreased product sales. Cost of sales as a percentage of product sales increased to 39.4% in the 2006 Period from 38.9% in the 2005 Period primarily as a consequence of selling lower margin products in the 2006 Period.

Compensation and benefits. Compensation and benefits decreased by $166,380, or 16.3% to $854,400 in the 2006 Period from $1,020,780 in the 2005 Period primarily due to (i) outsourcing certain marketing and sales functions to outside consultants, (ii) the result of implementing cost cutting programs and (iii) a reduction in commission expense caused by lower product sales.

Professional fees and legal matters. Professional fees and legal matters decreased by $39,915, or 30.6% to $90,457 in the 2006 Period from $130,372 in the 2005 Period. Based on a review of our outstanding legal matters and CCS’s outstanding legal matters and unpaid settlements, we have established, in consultation with outside counsel, reserves for litigation costs that we believe are probable and can be reasonable estimated. We can provide no assurance, however, that such reserves will be sufficient to absorb actual losses that may result from unfavorable outcomes. Moreover, it is possible that the resolution of litigation contingencies will have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

Stock based compensation. Stock based compensation was $41,794 during the 2006 period and is attributable to the grant of options and warrants to employees in accordance with FASB 123(R) that became effective for us on July 1, 2006. There was no comparable expense in the 2005 Period.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $90,658, or 11.5% to $697,806 in the 2006 Period from $788,464 in the 2005 Period. This decrease was primarily the result of implementing cost cutting programs designed to decrease a number of administrative support services.

Depreciation and amortization. Depreciation and amortization had no change and was $4,000 in the 2006 Period and $4,000 in the 2005 Period.

Interest expense. Interest expense decreased by $17,141, or 12.2% to $123,661 in the 2006 Period from $140,802 in the 2005 Period primarily as a result of closing costs of $37,921 associated with the revolving line of credit we entered into in August 2005 reflected in the 2005 Period with no similar expense in the 2006 Period, partially offset by increased costs resulting from a continued increase in the Company’s other interest bearing outstanding debt obligations

As a result of the factors described above, our net loss increased by $80,272, or 9.4% to $936,234, $.01 per share, in the 2006 Period from $855,962, $.01 per share, in the 2005 Period.

Liquidity and Capital Resources

At December 31, 2006 we had cash of $31,757, no accounts receivable and a working capital deficit of $7,250,500 and long term debt of $494,000. During the 2006 Period, we had a negative cash flow from operations of $8,957. Our accounts payable and accrued expenses at December 31, 2006 were $2,950,468. As a result of our continuing losses, our working capital deficiency has increased. We funded our losses through the sale of our common stock, loans from our chief executive officer and a company owned by his wife and the issuance of notes to private investors. We also utilized vendor credit and customer deposits.

Our accounts payable and accrued expenses increased from $2,468,121 at June 30, 2006 to $2,950,468 at December 31, 2006 an increase of $482,347 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $2,014,547 which relate to payments on orders which had not been filled at that date. We have used our advance payments to fund our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

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

Our main source of funds other than the private investors has been from loans from our chief executive officer, a company owned by the chief executive officer’s wife, customer deposits and vendor credits. During fiscal 2006 we received $343,000 from the sale of our common stock. We cannot provide any assurance that we will be able to raise any more money through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders might suffer significant dilution and the issuance of securities may result in a change of control. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the six months ended December 31, 2006 we issued the following in transactions which were not registered pursuant to the Securities Act of 1933:

•	We issued 600,000 shares of common stock to employees in payment of $5,400 of accrued wages.

•	We issued 49,373 shares of common stock to our 401 (K) Savings Plan, valued at $1,298, as our match to contributions by employees. (See Note 9).

None of these shares were issued in transactions involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriting or broker was involved in the stock issuances and the Company did not pay any compensation to any person in connection with the stock issuances.

Item 3. Controls and Procedures

As of the end of the three months ended December 31, 2006, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 and that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

SECURITY INTELLIGENCE TECHNOLOGIES, INC.

By: /s/ Ben Jamil Ben Jamil, chief executive officer

By: /s/ Chris R. Decker Chris R. Decker, chief financial officer

Date: February 20, 2007