Form 10QSB
period 2007-03-31
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2007-05-21
CIK 1117258

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-31779

SECURITY INTELLIGENCE TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0928369
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

145 Huguenot Street, New Rochelle, New York 10801
(Address of principal executive offices)

(914) 654-8700
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of May 15, 2007 was 93,584,668.

SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-QSB

PERIOD ENDED MARCH 31, 2007

SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2007	2006
ASSETS	(Unaudited)
Current Assets:
Cash	$9,871	$27,126
Inventory	594,590	662,424
Other current assets	111,544	186,946
Total current assets	716,005	876,496
Property and Equipment, at cost less accumulated depreciation and amortization of $18,000 and $12,000 at March 31, 2007 and June 30, 2006 respectively	7,000	13,000
Receivable from CCS International, Ltd. less allowance for uncollectible amounts of $2,936,511 at March 31, 2007 and June 30, 2006	-	-
Other assets	18,199	18,199

Total assets	$741,204	$907,695

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,153,103	$2,468,121
Note payable - CEO/stockholder	1,930,658	1,981,744
Notes payable affiliate - revolving credit agreement	609,298	614,298
Notes payable - other	389,750	271,500
Customer deposits	1,996,891	1,510,452
Deferred revenue	474,863	425,173
Total current liabilities	8,554,563	7,271,288
Long term debt - convertible notes payable	494,000	494,000
Total liabilities	9,048,563	7,765,288
Commitments and contingencies - See Notes
Stockholders' deficit:
Preferred stock, $.0001 par value, 10,000,000 shares authorized:
Series A Convertible-$1.00 per share liquidation preference, 3,500,000 shares authorized, issued and outstanding	350	350
Series B Convertible-$1.00 per share liquidation preference, 1,500,000 shares authorized, issued and outstanding	150	150
Series C Convertible-$.01 per share liquidation preference, 5,000,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value, 300,000,000 shares authorized, 93,584,668 and 92,635,295 issued and outstanding at March 31, 2007 and June 30, 2006 respectively (Note 8)	9,358	9,264
Additional paid in capital	8,842,513	8,770,073
Accumulated deficit	(17,192,068)	(15,642,884)
Accumulated other comprehensive income	32,338	5,454
Total stockholders' deficit	(8,307,359)	(6,857,593)

Total liabilities and stockholders' deficit	$741,204	$907,695

The accompanying notes are an integral part of these financial statements.

SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Revenues	$487,636	$451,054	$1,796,255	$2,180,854

Costs and expenses:
Cost of sales	180,836	133,468	613,571	634,812
Compensation and benefits	328,489	472,370	1,182,889	1,493,150
Professional fees	225,784	53,746	316,241	184,118
Stock based compensation	20,442	-	62,236	-
Selling, general and administrative expenses	257,832	340,326	955,638	1,128,790
Depreciation and amortization	2,000	2,000	6,000	6,000
	1,015,383	1,001,910	3,136,575	3,446,870

Operating loss	(527,747)	(550,856)	(1,340,320)	(1,266,016)

Interest expense	85,203	49,803	208,864	190,605

Net loss	$(612,950)	$(600,659)	$(1,549,184)	$(1,456,621)

Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares (Note 8)	93,584,668	89,673,815	93,371,010	83,190,073

The accompanying notes are an integral part of these financial statements.

SECURITY INTELLIGENCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,549,184)	$(1,456,621)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,000	6,000
Amortization of deferred compensation	62,236	-
Stock issued to consultants and employees for services	9,000	571,978
Stock issued to 401 K plan	1,298	23,040
Increase (decreas) in other comphrensive income	26,884	(4,112)
Noncash compensation - CEO/stockholder	187,500	-
Noncash interest expense - CEO/stockholder	59,225	44,816
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Decrease (increase) in inventory	67,834	(5,988)
Decrease in other current assets	75,402	15,766
Increase in accounts payable and accrued expenses	684,982	317,504
Increase in customer deposits	486,439	311,897
Increase (decrease) in deferred revenue	49,690	(575,218)
Net cash provided by (used in) operating activities	167,306	(750,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable - other	200,000	-
(Repayments) of notes payable - other	(81,750)	(59,325)
(Repayments) under note payable - CEO/stockholder	(297,811)	(33,772)
Borrowings under revolving credit agreement - affiliate		520,094
(Repayments) under revolving credit agreement - affiliate	(5,000)	-
Proceeds from issuance of common stock	-	343,000
Net cash provided by (used in) financing activities	(184,561)	769,997

Net increase (decreas) in cash	(17,255)	19,059

Cash, beginning of period	27,126	1,243
Cash, end of period	$9,871	$20,302

The accompanying notes are an integral part of these financial statements.

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2007 and 2006
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

The Company incurred net losses of $1,549,184 and $3,051,943 for the nine months ended March 31, 2007 and the fiscal year ended June 30, 2006, respectively. In addition, at March 31, 2007, the Company had a working capital deficit of $7,838,558, long term debt of $494,000, and a deficiency in stockholders’ equity of $8,307,359. The Company's bank facility terminated in 2002, and the only source of funds other than operations has been loans from the Company's chief executive officer and GCOM Consultants, Inc. a company owned by the wife of the chief executive officer, deposits from customers and distributors, proceeds from notes and the sale of common stock. (See Notes 3, 4, 5, and 6). These factors raise substantial doubt about the Company's ability to continue as a going concern. To address the Company’s immediate cash requirements which are necessary for the Company to continue in business, management discontinued substantially all of its retail operations during the fiscal year ended June 30, 2004 and re-focused its marketing efforts to focus on its sophisticated bomb jamming and cellular monitoring systems to the United States and friendly international governments and contractors of the United States Government. Sales to these groups of these systems were approximately $405,000 during the nine months ended March 31, 2007 and approximately $640,000 during the fiscal year ended June 30, 2006. At March 31, 2007, the Company had outstanding purchase orders in the approximate amount of $1,627,000 for these systems, however, the Company has encountered difficulties in delivering two of the open purchase orders on a timely basis that total approximately $1,000,000 and the customers have instituted litigation against the Company demanding a refunded of their deposit and additional damages. As part of this effort, the Company has re-focused its staff, and is actively pursuing additional equity and debt financing to supplement cash flow from operations. However, the Company’s low stock price and its continuing losses make it difficult to obtain equity and debt funding, and, there can be no assurances that additional financing will be available to the Company on acceptable terms, or at all, or that the Company will generate the necessary cash flow from operations. The Company and its management believe that its bomb jamming and cellular monitoring systems and the United States and friendly international governments marketplace are viable products and markets in which to compete, and ultimately achieve profitability. The Company’s ability to continue its operations is dependent upon its ability to generate sufficient cash flow either from operations or from financing, to meet its obligations on a timely basis and to further develop and market its products. However, the Company’s financial condition and continuing losses may inhibit potential customers from purchasing the Company’s products. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2007 and 2006
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

Contingent Liabilities of CCS

On March 22, 2005, the Company sold all of the stock of its wholly owned subsidiary CCS International Ltd. (“CCS”). The Company’s balance sheet at March 31, 2007 does not reflect any liabilities of CCS, since the Company was not an obligor or guarantor with respect to any of the liabilities except as set forth in Note 3. Prior to the sale of CCS the Company issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor’s subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not the Company, the amount by which the target prices exceeded the value of the stock on March 31, 2007, which was approximately $824,000, is not reflected as a liability of the Company at March 31, 2007. In addition at March 31, 2007, CCS’s creditors had initiated lawsuits against CCS for nonpayment of accrued liabilities and its distributors has initiated litigation for breeches of their agreements in the total amount of approximately $966,000. Judgments of approximately $770,000 have been entered against CCS in these matters. Although the Company has no contractual obligation with respect to any of the obligations of CCS, and the Company believes that it has a valid defense to any claim that it has any liability with respect to any liabilities or obligations of CCS, it is possible that creditors of CCS or its subsidiaries may make a claim against the Company and that they may prevail. One CCS creditor has obtained a default judgment against the Company based upon the claim that the Company was responsible for CCS’s obligations and another CCS creditor has initiated an action against the Company claiming that the Company is responsible for CCS’s obligations. (See Note 11).

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2007 and 2006
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

FASB Statement 123, “Accounting for Stock-Based Compensation,” required the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company’s stock option issuances had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005, 2004, 2003 and 2002: dividend yield of 0%, risk-free interest rates ranging from 3.38% to 4.32%, expected lives of eight years, and expected volatility ranging from 120% to 178%. Under the accounting provisions of SFAS Statement 123, the Company’s net loss and loss per share for the three and nine months ended March 31, 2006 would have been the pro forma amounts indicated below:

	Three Months Ended	Nine Months Ended
	March 31, 2006	March 31, 2006
Net loss:
As reported	$(600,659)	$(1,456,621)
Add: Stock based employee compensation expense
included in reported net loss	-	-
Deduct: Total stock based employee compensation
expense determined under the fair value based
method for all awards	(256,154)	(846,935)
	$(856,813)	$(2,303,556)

Loss per share, basic and diluted:
As reported	$(0.01)	$(0.02)
Proforma	$(0.01)	$(0.03)

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2007 and 2006
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

Warranties

The Company warrants the products and systems it sells to be free from defects in materials and workmanship under normal use. Parts and labor costs to repair defective products or systems are covered during the first ninety days after delivery of the product or system. Thereafter the cost is billed to the customer. A tabular reconciliation of the Company’s aggregate product warranty liability for the nine months ended March 31, 2007 and 2006 is as follows:

	Nine Months Ended
	March 31,
	2007	2006
Balance July 1,	$35,000	$35,000

Charges for warranty work	-	-

Accrual for product warranties issued
during the period	-	-
Balance at March 31	$35,000	$35,000

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2007 and 2006
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
March 31, 2007 and 2006
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

Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Stock options and preferred stock that are convertible into common stock based on the Company’s attainment of performance goals are not includible in the calculation of earnings per share until the specified targets are met. The following securities have been excluded from the diluted computation for the three and nine months ended March 31, 2007 and 2006 because they are contingently issuable and/or antidilutive:

	Three and Nine Months Ended
	March 31,
	2007	2006

Series A convertible preferred stock	10,500,000	10,500,000
Series B convertible preferred stock	4,500,000	4,500,000
Series C convertible preferred stock	15,000,000	15,000,000
Stock options	43,828,500	43,828,500
Warrants	1,500,000	1,500,000

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation.

New Authoritative Accounting Prouncements

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

2. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2007 consisted of the following:

Accounts payable - trade	$709,283
Professional fees	638,761
Payroll liabilities (includes delinquent payroll taxes and
associated interest and penalties of $1,339,666)	1,606,092
Accrued Interest	107,451
Deferred rent payable	46,516
Other	45,000
$3,153,103

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

3. Note Payable - CEO/stockholder

This amount represents a note payable to the Company's chief executive officer and includes deferred salary of $597,403 and accrued interest of $207,159 based on an interest rate of 5% per annum. The Note is due on demand and is secured by substantially all of the assets of the Company and is subordinated to outstanding borrowings under the Notes Payable Affiliate - revolving credit agreement (See Note 4). Prior to the sale of CCS (See Note 7), the Company’s chief executive officer had advanced to CCS the sum of $750,741. Pursuant to his employment agreement with the Company, the Company guaranteed CCS’ obligations to him to the maximum amount of $738,000. The Company’s obligations under this guaranty are payable only from cash flow from operations not required for the Company’s business. Because of CCS’ financial condition, the guaranteed obligations have been reflected as a liability on the Company’s balance sheet.

4. Notes Payable Affiliate - Revolving Credit Agreement

In August 2005, the Company entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of the Company’s chief executive officer, under which the Company may borrow up to $680,000. The Agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand, and are secured by a security interest in substantially all of the Company’s assets. In connection with this agreement, the Company’s chief executive officer has subordinated his security interest in the Company’s assets to any borrowings under this agreement (See Note 3). As of March 31, 2007, the Company had borrowed approximately $610,000 under this agreement.

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

6. Long Term Debt - Notes Payable - Convertible Credit Facility; Debt Issuance Expense

On June 10, 2004 the Company entered into a convertible credit agreement with private investors pursuant to which the Company borrowed $494,000. The notes bear interest at the rate of 10% per annum, are convertible into the Company’s common stock at $.0333 per share and matured on June 30, 2005, except that in the event of default the conversion rate is reduced to $.01667 per share. On June 30, 2005 the Company and the lenders entered into an agreement amending the terms of the notes which included an extension of the maturity date until June 30, 2010, a lowering of the conversion price to $.01667 per share and the lowering of the interest rate to 0% or the minimum allowed by law, subsequent to July 31, 2005. The conversion feature was valued at $3,847,832 using the Black-Scholes option-pricing model. The Company expensed $2,304,455 of this amount in the six months ended December 31, 2004 and $1,543,377 during the remainder of the year ended June 30, 2005 as debt issuance expense. There were no similar expenses during the three and nine months ended March 31, 2007 and 2006.

7. Disposition of Assets - Sale of CCS International, Ltd.

On March 22, 2005, the Company sold all of the stock of CCS for $100 and contingent consideration consisting of 5% of CCS’s and its subsidiaries’ net sales through March 31, 2015. CCS has not generated any sales since that date of sale. Because of CCS’s financial condition the Company has established a full reserve for uncollectible amounts due from them of $2,936,511. Prior to the sale of CCS, the Company’s president and chief executive office, had advanced to CCS the sum of $750,741. Pursuant to Mr. Jamil’s employment agreement with the Company, the Company guaranteed CCS obligations to Mr. Jamil to the maximum amount of $738,000 (See Notes 3). The Company’s obligations under this guaranty are payable only from cash flow from operations not required for the Company’s business. Because of CCS’ financial condition, the guaranteed obligations have been reflected as a liability on the Company’s balance sheet under the caption “Notes Payable - CEO/Stockholder”.

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

8. Common Stock

Stock Issuances

During the nine months ended March 31, 2007 the Company issued the following securities:

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

9. 401(K) Savings Plan

The Company maintains a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their salary, subject to the Internal Revenue Service limits. The Company may make a discretionary match as well as a discretionary contribution. During the nine months ended March 31, 2007 the Company matched employees contributions of $1,298 by issuing 49,373 shares if its common stock to the plan. During the nine months ended March 31, 2006 the Company matched employee’s contributions of $23,040 by issuing 495,122 shares of its common stock to the plan.

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

10. Income taxes

The Company did not incur any income tax liabilities during the three and nine month periods ended March 31, 2007 and 2006 due to operating losses. As of March 31, 2007 and March 31, 2006 the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during the three and nine month periods ended March 31, 2007 and 2006 because management is uncertain as to their ultimate realization.

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

In March 2006, the District of Columbia filed a wage and hour claim on the Company on behalf of a former employee alleging he is owed commissions on the sales of equipment. On March 26, 2007 a judgment was entered against the Company in the amount of $161,377. The Company plans to seek to negotiate a settlement of the judgment but can give no assurances that it will be able to negotiate any reduction in the judgment.

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

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

11. Legal Matters - continued:

On or about September 21, 2005, an action was commenced against the Company in the Circuit Court For Miami Dade County captioned Allan Dunteman and Zarco Einhorn Salkowski & Britto, PA v. Security Intelligence Technologies, Inc. claiming the Company had failed to perform certain duties it was to perform to facilitate a settlement the plaintiff had previously reached with CCS International Ltd. and demanding $15,000 and claiming that the Company is a successor in interest to CCS and should be liable for the amount of CCS’s settlement of $88,750 plus interest. The Company has denied the material allegations of the claim and has raised affirmative defenses thereto and believes that it has valid defenses to the claim.

On or about September 12, 2006, an action was commenced against the Company’s subsidiary Homeland Security Strategies, Inc. in the Superior Court of the State of Arizona, captioned The Armored Group, LLC v. Homeland Security Strategies, Inc. claiming the Company failed to deliver certain equipment and demanding a refund of the $450,000 deposit it had paid and additional damages of $1,892,000. The Company plans to deny the material allegations of the claim and raise affirmative defenses thereto and believes that it has valid defenses to the claim.

In addition to these matters, CCS and one or more of its subsidiaries are the defendant in a number of actions, in which the total amount claimed, is approximately $966,000. Judgments have been rendered against CCS in these matters in the approximate amount of $770,000. Although the Company is not a party to any agreement with the plaintiff in any of these actions and has not taken any action to guarantee these obligations, it is possible that the plaintiffs may seek to make a claim against it. The Company believes that it has no liability in any of these actions, and will vigorously defend any action which seeks to impose liability upon it.

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
March 31, 2007 and 2006
(Unaudited)

12. Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information for the nine month periods ended March 31, 2007 and 2006 are as follows:

	Nine Months Ended
	March 31,
	2007	2006

Interest paid	$110,860	$120,541

Taxes paid	$835	$2,039

Non-cash financing and investing activities:
Common stock issued to settle accounts payable	$-	$23,040
Accrued interest and deferred salary credited to
note payable - CEO/stockholder	$246,725	$44,816

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The following discussion should be read in conjunction with our financial statements, including the notes thereto. Our financial statements and information have been prepared to reflect our financial position as of March 31, 2007 and March 31, 2006. Historical results and trends should not be taken as indicative of future operations.

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

In August 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of our chief executive officer, under which we may borrow up to $680,000. The Agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand, and are secured by a security interest in substantially all of our assets. In connection with this agreement, our chief executive officer has subordinated his security interest in our assets to any borrowings under this agreement. As of March 31, 2007, we had borrowed approximately $610,000 under this agreement.

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

A significant portion of our revenue for the nine months ended March 31, 2007 represents non-refundable deposits from distributors which were forfeited upon expiration or termination of the distribution agreements as a result of the failure of the distributors to purchase our products. The deposits were to be applied to the purchase price of products ordered pursuant to the distribution agreement. Although we recognize these deposits as revenue upon expiration or termination of the contracts, the distributors may claim that they are entitled to a refund of the unused deposits, notwithstanding the characterization of the deposits as non-refundable. Although we believe that we are complying with the terms of the contracts, we cannot assure you that the distributors will not be successful if they bring these claims against us.

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

Income taxes

We use the liability method to determine income tax expense. Under this method, deferred tax assets and liabilities are computed based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. Because of our losses we did not incur any income tax expense during the nine months ended March 31, 2007 and March 31, 2006.

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

Foreign Currency Translation

The functional currency of our United Kingdom subsidiary is pound sterling. Accordingly, we translate all assets and liabilities into United States dollars at current rates. Revenues, costs, and expenses are translated at average rates during each reporting period. Gains and losses resulting from the translation of the consolidated financial statements are excluded from results of operations and are reflected as a translation adjustment and a separate component of stockholders' deficit. Translation adjustments were $32,338 as of March 31, 2007. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.

Contingent Liabilities of CCS

On March 22, 2005, we sold all of the stock of CCS to Menahem Cohen for $100 and contingent consideration consisting of 5% of CCS’s and its subsidiaries’ net sales through March 31, 2015. CCS has not generated any sales since that date of sale. Our balance sheet at March 31, 2007 does not reflect any liabilities of CCS, since we were not an obligor or guarantor with respect to any of the liabilities except as set forth in Note 3 of Notes to Consolidated Financial Statements. Prior to the disposition of CCS we issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor’s subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not us, the amount by which the target prices exceeded the value of the stock on March 31, 2007, which was approximately $824,000, is not reflected as our liability at March 31, 2007. Although we have no contractual obligation with respect to any of the obligations of CCS, and we believe we have a valid defense to any claim that we have any liability with respect to any liabilities or obligations of CCS, it is possible that a creditor of CCS or its subsidiaries may make a claim against us and that they may prevail.

RESULTS OF OPERATIONS - Nine Months Ended March 31, 2007 and March 31, 2006

Revenues. Revenues for the nine months ended March 31, 2007 (the “2007 Period”) were $1,796,255, a decrease of $384,599, or 17.6%, from revenues of $2,180,054 for the nine months ended March 31, 2006 (the “2006 Period”) primarily as a consequence of (i) a decrease of $332,517, or 59.1% in revenues recognized from the termination of distribution agreements with non refundable deposit balances to $229,946 in the 2007 Period from $562,463 in the 2006 Period and (ii) a decrease in product sales of $52,082, or 3.2%, to $1,566,309 in the 2007 Period from $1,618,391 in the 2006 Period.

Cost of Revenue. Cost of sales decreased by $21,241, or 3.4% to $613,571 in the 2007 Period from $634,812 in the 2006 Period as a consequence of decreased product sales. Cost of sales as a percentage of product sales was 39.2% in the 2007 Period and the 2006 Period.

Compensation and benefits. Compensation and benefits decreased by $310,261, or 20.8% to $1,182,889 in the 2007 Period from $1,493,150 in the 2006 Period primarily due to (i) outsourcing certain marketing and sales functions to outside consultants, (ii) the result of implementing cost cutting programs and (iii) a reduction in commission expense caused by lower product sales.

Professional fees and legal matters. Professional fees and legal matters increased by $132,123, or 71.8% to $316,241 in the 2007 Period from $184,118 in the 2006 Period. Based on a review of our outstanding legal matters and CCS’s outstanding legal matters and unpaid settlements, we have established, in consultation with outside counsel, reserves for litigation costs that we believe are probable and can be reasonable estimated. We can provide no assurance, however, that such reserves will be sufficient to absorb actual losses that may result from unfavorable outcomes. Moreover, it is possible that the resolution of litigation contingencies will have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

Stock based compensation. Stock based compensation was $62,236 during the 2007 Period and is attributable to the grant of options and warrants to employees in accordance with FASB 123(R) that became effective for us on July 1, 2006. There was no comparable expense in the 2006 Period.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $173,152, or 15.3% to $955,638 in the 2007 Period from $1,128,790 in the 2006 Period. This decrease was primarily the result of implementing cost cutting programs designed to decrease a number of administrative support services.

Depreciation and amortization. Depreciation and amortization had no change and was $6,000 in the 2007 Period and $6,000 in the 2006 Period.

Interest expense. Interest expense increased by $18,259, or 9.6% to $208,864 in the 2007 Period from $190,605 in the 2006 Period primarily as a result of increased costs resulting from a continued increase in the Company’s interest bearing outstanding debt obligations

As a result of the factors described above, our net loss increased by $92,563, or 6.4% to $1,549,184, $.02 per share, in the 2007 Period from $1,456,621, $.02 per share, in the 2006 Period.

Liquidity and Capital Resources

At March 31, 2007 we had cash of $9,871, no accounts receivable and a working capital deficit of $7,838,558 and long term debt of $494,000. Our accounts payable and accrued expenses at March 31, 2007 were $3,153,103. As a result of our continuing losses, our working capital deficiency has increased. We funded our losses through the sale of our common stock, loans from our chief executive officer and a company owned by his wife and the issuance of notes to private investors. We also utilized vendor credit and customer deposits.

Our accounts payable and accrued expenses increased from $2,468,121 at June 30, 2006 to $3,153,103 at March 31, 2007 an increase of $684,982 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $2,471,754 which relate to payments on orders which had not been filled at that date. We have used our advance payments to fund our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

During the past three years we have sought, and been unsuccessful, in our efforts to obtain adequate funding for our business. Because of our losses and our working capital deficiency, we are not able to increase our borrowing. Our bank facility terminated on November 1, 2002 and since that date we have not been able to arrange financing with a replacement bank or institutional lender. In June 2004, we entered into a convertible credit agreement with certain stockholders pursuant to which we borrowed $494,000. Our obligations to these lenders matured on June 30, 2005, and were extended until June 30, 2010. In August, 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., a company owned by the wife of our chief executive officer, under which we may borrow up to $680,000. We borrowed approximately $610,000 under this agreement. These borrowings are due on demand. If demand is made, we do not presently have the resources to pay the lender. If the lender seeks to demand payment or otherwise enforce the notes, it may be necessary for us to seek protection under the Bankruptcy Code. We continue to require funds for our operations, and our failure either to obtain financing or generate cash flow from operations would materially impair our ability to continue in business, and we cannot assure you that we will be able to obtain the necessary financing. If we do not obtain necessary funding, either from operations or from investors, we may be unable to continue our operations and it may be necessary for us to seek protection under the Bankruptcy Code.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the nine months ended March 31, 2007 we issued the following in transactions which were not registered pursuant to the Securities Act of 1933:

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

 Item 3. Controls and Procedures

As of the end of the three months ended March 31, 2007, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 and that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Date: May 21, 2007