Form 10KSB
period 2007-06-30
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2007-10-05
CIK 1117258

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. Yes ☐ No ☒.

The Registrant’s revenues for the fiscal year ended June 30, 2007 were $1,834,930.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, was $533,072 at September 27, 2007.

The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of September 27, 2007 was 93,584,668.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Page
Number

Part I	5

Description of Business	5

Description of Properties	17

Legal Proceedings	17

Submission Of Matters To A Vote Of Security Holders	18

Part II	19

Market For Registrant’s Common Equity And Related Stockholder
Matters	19

Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations	20

Financial Statements And Supplementary Data	25

Changes In And Disagreement With Accountants On
Accounting And Financial Disclosure	25

Controls And Procedures	25

Other Information	26

Part III

Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16 (a) of the Exchange Act of the Registrant	26

Executive Compensation	28

Security Ownership of Certain Beneficial Owners And Management	31

Certain Relationships and Related Transactions	32

Forward-Looking Statements

Statements in this Form 10-KSB report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB report, including the risks described under “Risk Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors which affect the security industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB.

PART I

Item 1. Description of Business

Our Business

We design, assemble, market and sell security products for use by military, law enforcement and security personnel in the public and private sectors. Our clients include governmental agencies, multinational corporations and non-governmental organizations. Our principal products are:

•	equipment designed to jam bombs which are activated by remote radio-controlled signals such as cell phones and garage door openers;

•	systems which are used to monitor mobile and other communications; and

•	countermeasure security equipment, including counter surveillance, wiretap detection, voice stress analysis lie detection equipment and voice logging systems.

Our operations have generated losses since our organization, and our losses are continuing. We believe that our ability to operate profitably in the future will be dependent upon our ability to continue to develop and market our bomb jamming equipment and to market our communications monitoring systems. We design and assemble the bomb jamming equipment, which we introduced in 2004. We market the communications monitoring systems pursuant to a distribution agreement. Although we offer a number of other security products, revenue from these products has not been significant.

Our revenue from bomb jamming and communications monitoring equipment was approximately $405,000 for the year ended June 30, 2007 and $640,000 for the year ended June 30, 2006. At June 30, 2007, we had six firm orders for bomb jamming equipment and communications monitoring equipment, totaling $1,627,000. The customers for three of the orders totaling $1,072,000 have instituted litigation against us based on alleged breaches of contract. (See Item 3. Legal Proceedings). We have been unable to obtain an export license to ship one additional order for $140,000 and cannot be certain we will ever be able to obtain an export license for this order. The remaining two orders totaling $415,000 are scheduled for shipment during the second quarter of fiscal 2007.

Stock Distribution

On November 17, 2005, we effected a three-for-one stock distribution, pursuant to which we issued two shares of common stock for each share of common stock outstanding on November 28, 2005, the record date. In connection with the stock distribution, our authorized common stock was increased from 100 million shares to 300 million shares.

About US

We are a Florida corporation organized under the name Hipstyle.com, Inc. in June 1999. In April 2002, in a transaction characterized as a reverse acquisition, we acquired CCS International, Ltd. (“CCS”), and our corporate name was changed to Security Intelligence Technologies, Inc. The transaction by which we acquired the stock of CCS is referred to in this annual report as the “reverse acquisition.” From and after April 17, 2002 and continuing through the year ended June 30, 2003, our business was the business conducted by CCS prior to the reverse acquisition.

Prior to 2004, a significant portion of our revenue was derived from sales by our retail stores which were operated by CCS. Commencing in mid 2003 and continuing through March 2004, we closed all of our retail stores, although we continue to make modest retail sales from our headquarters. In March 2005, we sold the stock of CCS to Menahem Cohen, who was then our vice president and a director, for $100 and contingent consideration consisting of 5% of CCS’s and its subsidiaries’ net sales through March 31, 2015.

Our principal executive offices are located at 145 Huguenot Street, New Rochelle, New York 10801, telephone (914) 654-8700. Our website is www.secintel.com. Neither the information nor other statements contained in our website nor the information contained in any other Internet website is a part of this annual report.

References to “we,” “us,” “our” and similar words refer to Security Intelligence Technologies, Inc. and its subsidiaries, unless the context indicates otherwise.

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

At June 30, 2007, we had cash of approximately $7,000, no accounts receivable, and a working capital deficit of approximately $8.6 million. In order to pay our current obligations and develop and market our products, we require significant additional working capital. We have incurred losses in the past, our losses are continuing and we are continuing to generate negative cash flow from operations. As a result, our working capital deficiency is increasing. In the event that we are unable to raise the necessary funding we may be unable to continue operations and it may be necessary to seek protection under the Bankruptcy Code.

Because of our lack of working capital, we have incurred penalties for failing to pay our payroll taxes.

Because of our working capital problems we are delinquent in payment of payroll taxes. At June 30, 2007, our liabilities included delinquent payroll taxes and associated interest and penalties of $1,444,635. Our failure to pay these tax obligations could subject us to increased interest and penalties and our property may become subject to tax liens which would impair our ability to operate and could result in our seeking protection under the Bankruptcy Code.

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

We sustained net losses of $2.3 million, or $.02 per share (basic and diluted), for the fiscal year ended June 30, 2007, and $3.1 million, or $.04 per share (basic and diluted), for the fiscal year ended June 30, 2006, and our losses are continuing. Our failure to operate profitably is affecting the willingness of distributors and clients to place orders with us and the willingness of our suppliers to provide us with necessary components. We cannot assure you we will ever be able to operate profitably, and if we are unable to operate profitably, we may be unable to continue in business, and it may be necessary for us to seek protection under the Bankruptcy Code.

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

Our only source of funds since prior to July 1, 2003, other than deposits by our distributors and clients, has been sales of our common stock or the exercise of options to buy our common stock, from which we received gross proceeds of $343,000 during the fiscal year ended June 30, 2006, loans and credit facilities from our officers and members of their families and a placement of notes to certain of our stockholders and other individuals. In view of our substantial working capital deficit and continuing losses, we may be unable to raise equity or obtain additional credit. If we are not able to generate the capital or obtain the credit we require, it may be necessary for us to cease operations and seek protection under the Bankruptcy Code.

A significant portion of our revenue results from revenues recognized from the termination of distribution agreements with non refundable deposits.

For the year ended June 30, 2007, approximately $250,000, or 13.6% of our revenue, resulted from the termination of distribution agreements that had non-refundable deposits. We had entered into distribution agreements pursuant to which the distributors made a non-refundable deposit on account of products to be purchased in the future. To the extent that the agreement is terminated or expires without the required purchases being made, we have recognized the amount of the unapplied deposit as revenue. We cannot assure you that our distributors will not seek a refund of the deposit, notwithstanding the non-refundable nature of the deposit or that the distributors will not be successful if they pursue such a claim in court.

If we are unable to generate sales of our bomb-jamming equipment or the communications monitoring equipment, we may not be able to continue in business.

Although we have sold a number of products in the past, our sales of these products have not been sufficient to enable us to operate profitably. We believe that, unless we acquire rights to other products for which there is a significant market, our ability to generate profits is dependent upon our ability to develop market and sell our bomb-jamming equipment and to market and sell the communications monitoring equipment that we distribute pursuant to a distribution agreement with a foreign supplier. If we cannot generate sufficient sales of these products, we may be unable to continue in business, and it may be necessary for us to seek relief under the Bankruptcy Code.

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

Although we have sold the stock of CCS, creditors of CCS have asserted and may continue to assert claims against us.

CCS had obligations and liabilities, including judgments, which had been reflected as liabilities on our balance sheet prior to our sale of CCS. The liabilities of CCS include stock price guarantees made by CCS in connection with its settlement of debt obligations. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor’s subsequent sale of the shares. Although we are not a party to any of the agreements or judgments pursuant to which these liabilities or other obligations arose, CCS’ creditors have sought and may continue to seek to make a claim against us. A creditor of CCS has obtained a default judgment against us based on an allegation that we were responsible for the debts of CCS. If such claims continue to be brought against us, we would incur significant expense in defending the claims with no assurance that we will prevail

We are subject to government regulations, which if violated, could prohibit us from conducting a significant portion of our export business and result in criminal liability.

The United States and other governments have strict regulations concerning the exporting and importing of security devices, which may restrict sales of certain products to bona fide law enforcement agencies or may restrict the sale of certain products from the United States. If we violate any of these laws, we may be subject to civil or criminal prosecutions. If we are charged with any such violations, regardless of whether we are ultimately cleared, we may be unable to sell our products. .

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

If we make any acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us, and our officers may terminate their employment with us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any laws or government regulations, including any foreign laws or regulations, which relate to the business acquired;

•
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

We may issue stock upon the exercise of options or pursuant to stock grants covering a total of 9,613,083 shares of common stock pursuant to our stock incentive plans, including options to purchase 7,828,500 shares which were outstanding on June 30, 2007. In addition we have granted options to purchase an additional 36,000,000 shares to our senior executive officers. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

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

As of June 30, 2007, Ben Jamil, our chairman of the board and chief executive officer, beneficially owns 50.9% of our common stock and, as a result of preferred stock ownership, holds 76.8% of our voting rights, and he exercises control over our operations and, at a meeting of stockholders, he may be able to elect all of the members of our board of directors and approve any matter requiring stockholder approval including an amendment to our certificate of incorporation to increase our authorized preferred and common stock.

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

Because there is no active public market for our common stock, you may have difficulty selling common stock that you own.

Although we are registered pursuant to the Securities Exchange Act of 1934 and because of the low price of our stock, there is only a limited for our stock and you may not be able to sell your shares in the public market.

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

Law Enforcement Security Products Market. In response to an increased emphasis on safety and protection, the number of active police officers has increased significantly over the past several years. By 2004 there were more than 900,000 law enforcement personnel in the United States. As a result of the terrorist’s attacks on September 11, 2001, the United States established the Department of Homeland Security funding it with a budget of $13 billion in its first fiscal year which has escalated to $42.7 billion in fiscal 2007, an increase of 228%.

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

Bomb-Jamming Systems

Our bomb-jamming equipment is designed to prevent the explosion of radio- controlled improvised explosive devices that are detonated by signals transmitted from instruments such as cell phones and garage door openers. Our bomb jammers blanket an area with radio interference; neutralizing radio controlled improvised explosive devices. These products are designed to protect against assassinations, border control and check point bombings, roadside bombs and other forms of terrorism where the radio waves are used to detonate a bomb. These products are designed to:

•	jam remote controlled military grade radio command detonators and;

•	neutralize radio-controlled triggers of improvised explosive devices and;

•	defend against radio fired mines

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

Communications monitoring Systems

We market integrated systems for the surveillance of global system for mobile communications and other communications. With the recent developments in communication technologies, there are many fundamental systems underlying digital wireless communications throughout the world. Intelligence professionals require the ability to monitor, intercept and block various global systems for mobile communications, personal communication systems and other systems using a variety of communications access and monitoring systems. Our customers for our integrated systems for the surveillance of global systems for mobile communications usually request us to custom design a system to meet their communications surveillance requirements which are based on extensive engineering studies of the existing communications systems in each customer’s country, along with an in-depth analysis of the various individual needs of the customer. An example of our global systems for mobile communications intercept systems is the GSM 2060, a passive off-the-air intercept system which allows a user to target a specific cellular transmission and listen to both incoming and outgoing conversations.

Countermeasure Products

We manufacture professional and government-level technical surveillance countermeasure systems for the detection and eradication of hostile transmitters also referred to as “bugs” and wiretap devices placed on telephone lines. These systems are commonly utilized by federal agencies charged with maintaining national security and by corporate security personnel for protection against corporate espionage. These systems include our ECMSA-1300, a portable system which hunts out hostile transmitters and wireless cameras, our VL-8000 bug detection “sweep” system, and the CCTA-1000 Telephone System Analyzer, capable of detecting highly sophisticated telephone wiretap devices.

Voice Stress Analysis Lie Detection Equipment

Much like a polygraph machine, our VSA™ systems are hardware-based platforms for lie detection. The systems operate by detecting an uncontrollable voluntary response in voice pitch originating from the larynx. This pitch is converted to a numeric gauge. Changes in response against a control number indicate projected deception in the subject’s response to pointed questions. These systems are frequently used for pre-employment screening, criminal investigations, insurance and private investigations, and corporate security.

Encryption Equipment

We market a suite of encryption products that can be used with telephone, cellular, fax and satellite communications whereby users can communicate with each other and provide a high level of encryption security to protect against unwanted interception. The encryption products are all small, handheld, and portable, and are capable of being rapidly deployed with minimal training.

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

Markets and Marketing

Our marketing targets the United States Government its contractors and friendly international governments and focuses on our sophisticated bomb-jamming and communications monitoring systems. Sales of these systems to governments and government contractors were $405,000 during the year ended June 30, 2007 and $640,000 during the fiscal year ended June 30, 2006.

We believe that there is a substantial potential market for our bomb-jamming and communications monitoring equipment, with the United States government, its contractors and friendly international governments being potential customers. In Iraq, in Afghanistan, and around the world, military personnel and their vehicles and installations are targeted, many times a day, by terrorists using remote-controlled improvised explosive devices - activated remotely by devices ranging from cell phones (the primary initiator) to electronic door openers. These radio-controlled improvised explosive devices are said by the Iraq Coalition Casualty Count, an internet site that states that it uses official casualty reports to categorize deaths by selected criteria, to have accounted for more than 51% of all American casualties in Iraq as of May 31, 2005. The same threat is also directed at American diplomats, military contractors, as well as the military, diplomatic, political and business interests of friendly countries.

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

When first entering a foreign market, we seek to promote our full range of products and services by seeking qualified sales representatives with local ties and existing relationships within the country’s business and governmental communities. We try to tailor our marketing strategy to the particular geographic area of the world to which we are marketing our products.

We employ a variety of marketing programs in support of our reseller’s channels to make our target markets aware of the value of our integrated systems and technology and to help create pre-sales demand for our resellers. These programs include trade shows, seminars, direct mailings, brochures and other promotional efforts designed to generate sales leads. Training programs are an integral part of our customer service. In addition to enhancing customer satisfaction, we believe that they also help develop customer loyalty and brand awareness, so that we may sell additional products to the same customer. We also use our website to generate brand awareness. However, because of our limited resources, we have reduced our advertising and promotional expense.

Services

We offer comprehensive security training programs in counterintelligence and counter-surveillance at our offices in Miami, Florida, and New Rochelle, New York. This training, offered to United States government agencies, friendly nations, and clients in the private sector in the United States and in foreign countries, includes methods of recognizing, deterring, and minimizing security risks. We have conducted seminars for intelligence personnel, crime fighting associations and their associated membership societies, from CIA to FBI to United States Customs, United States Coast Guard, military branches, police departments from New York City’s strategic command to police chiefs from a number of cities and towns across the country.

We offer the design, integration, application analysis and technical support of sophisticated electronic and computer driven surveillance, monitoring, tracking and recovery and secure communication equipment. We offer site surveys and security solutions that include consultations and law enforcement training by experienced security personnel who act as advisors and instructors. We engage independent consultants to oversee in-country installations and train the client’s personnel in the installation, use and maintenance of their security equipment. These clients are from the corporate world as well as governmental, public and private agencies.

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

Employees

As of September 15, 2007, we had 31 employees, of whom 23 were employed at our main office and 8 were employed at our sales offices or manufacturing facilities. None of our employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee related slowdowns and believe our relationship with our employees is good.

Item 2. Description of Properties

We lease approximately 9,040 square feet of executive offices, manufacturing and warehouse space at 145 Huguenot Street, New Rochelle, NY 10801 under a lease that expires on October 31, 2010. The annual rent is approximately $133,000, and is subject to annual increases. We also lease approximately 3,000 square feet for our offices in Miami, Florida, and Sofia, Bulgaria, under leases that expire from 2008 to 2009 at a current annual rent of approximately $54,000, subject to annual increases. We believe that our present facilities are adequate to meet our immediate requirements and that any additional space we may require will be available on reasonable terms.

Item 3. Legal Proceedings

On or about February 10, 2005 we commenced an action in the Supreme Court of New York, Westchester County against the landlord of our New Rochelle, New York offices; captioned Security Intelligence Technologies, Inc. v. GHP Huguenot LLC, claiming the landlord breached the lease between the parties by not providing certain agreed to services. This case is currently in discovery.

On or about March 11, 2005, an action was commenced against us in the City Court of the City of New Rochelle, New York by the landlord of our New Rochelle, New York offices, captioned GHP Huguenot LLC v. Security Intelligence Technologies, Inc., claiming we were habitually late in paying our monthly rent and seeking to evict us from the premises. We have denied the material allegations of the claim and have raised affirmative defenses thereto and believe that we have valid defenses to the claim. This case is currently in discovery.

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

On or about May 19, 2006, an action was commenced against us in the Supreme Court of New York, Westchester County, captioned Munir Sukhtian Group Co. v. Security Intelligence Technologies, Inc. claiming we failed to deliver certain equipment and demanding a refund of the $105,000 deposit the plaintiff had paid. We have denied the material allegations of the claim and have raised affirmative defenses thereto and believe that we have valid defenses to the claim.

On or about March 7, 2005, an action was commenced against us in the Supreme Court of New York, captioned 444 Madison, LLC v. Security Intelligence Technologies, Inc., claiming we are a successor in interest to CCS International Ltd. (“CCS”) and should be held liable for a judgment the plaintiff had had been awarded against CCS. On December 23, 2005 the plaintiff was awarded a default judgment in the amount of $229,990 plus interest of approximately $50,000. In July 2006 we retained new outside counsel and filed an order seeking to vacate the judgment and restore the case to the Court’s calendar claiming we had ineffective counsel. On August 21, 2006, the Court denied the motion and reaffirmed the judgment. We believe we have valid defenses to any claim that we are a successor in interest to CCS International Ltd. We plan to seek to negotiate a settlement of the judgment and pursue a malpractice action against our prior outside counsel but can give no assurances that we will be able to negotiate any reduction in the judgment or that we will recover any amounts from our outside counsel if we institute an action against him.

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

On or about January 19, 2006, an action was commenced against CCS and us in the Supreme Court of the State of New York, Westchester County, captioned El Mundo Co., Ltd. v. CCS International Ltd. and Security Intelligence Technologies, Inc. claiming that CCS breached the distribution agreement it had entered into with CCS in 1997 and demanding the return of $433,284 it had paid to CCS and that we should be held liable as a successor in interest to CCS. The case is currently in discovery. We have denied the material allegations of the claim and have raised affirmative defenses thereto and believe that we have valid defenses to the claim that we are a successor in interest to CCS International Ltd.

On or about September 12, 2006, an action was commenced against the Company’s subsidiary Homeland Security Strategies, Inc. in the Superior Court of the State of Arizona, captioned The Armored Group, LLC v. Homeland Security Strategies, Inc. claiming the Company failed to deliver certain equipment and demanding a refund of the $450,000 deposit it had paid and additional damages of $1,892,000. On or about December 15, 2006 the Company filed a motion to dismiss the action for lack of jurisdiction or in the alternative to transfer the venue from Arizona to the Southern District of New York. On April 10, 2007 the Arizona Court dismissed the action for lack of jurisdiction. The plaintiff has not yet brought an action against the Company in the State of New York. If the plaintiff institutes a claim against the Company in the State of New York the Company plans to deny the material allegations of the claim and raise affirmative defenses thereto as it believes that it has valid defenses to any such claim.

On or about January 2, 2007, an action was commenced against the Company’s subsidiary Homeland Security Strategies, Inc. in the Supreme Court of the State of New York, Westchester County, captioned Formosa Forensic Analysis Technology, Inc. v. Homeland Security Strategies, Inc. claiming the Company failed to deliver certain equipment and demanding a refund of the $64,800 deposit it had paid and additional damages in an amount to be determined by the Court. The Company plans to deny the material allegations of the claim and raise affirmative defenses thereto and believes that it has valid defenses to the claim.

In addition to these matters, CCS and one or more of its subsidiaries are the defendant in a number of actions, in which the total amount claimed, is approximately $1,400,000. Judgments have been rendered against CCS in these matters in the approximate amount of $770,000. Although we are not a party to any agreement with the plaintiff in any of these actions and have not taken any action to guarantee these obligations, it is possible that the plaintiffs may seek to make a claim against us. We believe that we have no liability in any of these actions, and will vigorously defend any action which seeks to impose liability upon us. Although we have no contractual obligation with respect to any of the obligations of CCS, and we believe that we have a valid defense to any claim that we have any liability with respect to any potential liabilities or obligations of CCS, three of CCS’s creditors have made claims against us claiming that we are a successor in interest to CCS and as noted above, in one of those cases a default judgment was entered against us. It is possible that additional creditors of CCS or its subsidiaries may make additional claims against us and that they may prevail. We believe that we have meritorious and valid defenses against all such potential litigation, and will vigorously defend any actions based on such claims.

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

Quarter Ended	High Bid	Low Bid
September 30, 2005	.03	.03
December 31, 2005	.06	.05
March 31, 2006	.03	.01
June 30, 2006	.03	.01

September 30, 2006	.03	.01
December 31, 2006	.03	.01
March 31, 2007	.03	.01
June 30, 2007	.03	.01

On September 27, 2007, the last quoted price by the OTC Bulletin Board was $.01 per share of common stock.

As of September 27 2007, we had approximately 536 record holders of our common stock.

We have not paid dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

The following table sets forth information as of June 30, 2007 and for the year then ended, as to equity compensation plans pursuant to which we may issue our equity securities.

Equity Plan Compensation Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflects in columns (a)) (c)
Equity compensation plans approved by security holders	-0-	--	-0-
Equity compensation plans not approved by security holders	43,828,500	$.12	1,784,583
Total	43,828,500	$.12	1,784,583

We have two stock option plans, adopted by our board of directors in 2002, and 2004. We did not obtain stockholder approval for either of these plans. These two plans provide for the issuance of a total of 7,950,000 shares of common stock pursuant to non-qualified stock options. As of September 15, 2007, options to purchase 7,828,500 shares were outstanding, of which options to purchase a total of 1,950,000 shares were held by our officers and directors.

In addition, in October 2005, our board of directors adopted the 2006 Stock Incentive Plan (the “2006 Plan”) which provided for the grant of non-qualified stock options to purchase a maximum of 8,250,000 shares of common stock or the grant of shares to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of June 30, 2007, we had issued 6,586,917 shares of common stock under the 2006 Plan and there were no outstanding grants of options to purchase shares of common stock under the 2006 Plan.

In addition to the options granted pursuant to these plans, in April 2002, we granted Mr. Jamil, our chief executive officer, non-qualified stock options to purchase 3,000,000 shares of common stock with an exercise price of $.667 per share, being the fair market value on the date of grant pursuant to his April 2002 employment agreement. In March 2005, we granted Mr. Jamil stock options to purchase 30,000,000 shares of common stock pursuant to his employment agreement and we granted Mr. Decker, our chief financial officer, non-qualified stock options to purchase 3,000,000 shares of common stock pursuant to his employment agreement. The exercise price for the options granted in March 2005 is $.0667 per share, being the fair market value on the date of grant. The terms of Mr. Jamil’s and Mr. Decker’s employment agreements are set forth under “Item 10. Executive Compensation.”

Common Stock Purchase Warrants

In March 2004, we issued three year warrants to purchase 1,500,000 shares of common stock at an exercise price of $.05 per share to a consultant. These warrants expired in March 2007.

Sales of Unregistered Securities

During the fiscal year ended June 30, 2007, we issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

We issued 600,000 shares of common stock to employees in payment of $5,400 of accrued wages.

We issued 49,373 shares of common stock valued at $1,298 to our 401K plan as our discretionary match of our employee’s contributions.

Item 6. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

General Overview

The following discussion should be read in conjunction with our financial statements, including the notes thereto. Our financial statements and information have been prepared to reflect our financial position as of June 30, 2007 and June 30, 2006. Historical results and trends should not be taken as indicative of future operations.

We are operating under a heavy financial burden as reflected in our substantial working capital deficiency and our continuing losses and negative cash flow from operations. We have sought to address these problems during fiscal 2004 by closing our retail operations, although we continue to generate modest retail sales from our headquarters, and by entering into credit agreements with certain stockholders pursuant to which we borrowed $494,000. These notes were initially due in June 2005, and were extended for five years.

In August 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of our chief executive officer, under which we may borrow up to $680,000. The agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand, and are secured by a security interest in substantially all of our assets. In connection with this agreement, our chief executive officer has subordinated his security interest in our assets to any borrowings under this agreement. As of June 30, 2007, we had borrowed approximately $680,000 under this agreement.

Our working capital deficiency has made it difficult for us to attract new business and maintain relations with our customers and suppliers. Other than our credit agreement and loans from our chief executive officer, our main source of funds has been our customer deposits which we use for our operations.

Because of our working capital problems we are delinquent in payment of payroll taxes. At June 30, 2007, our liabilities included delinquent payroll taxes and associated interest and penalties of $1,444,635.

If we are unable to increase our sales and pay our note holders and other creditors, it may be necessary for us to cease business and seek protection under the Bankruptcy Code.

Prior to 2004, a significant portion of our revenue was derived from sales by our retail stores which were operated by CCS, which was then our wholly-owned subsidiary. In March 2005, we sold the stock of CCS to Menahem Cohen, who was then our vice president and a director, for $100 and contingent consideration consisting of 5% of CCS’s and its subsidiaries’ net sales through March 31, 2015. Although we no longer have any interest in CCS, CCS has significant liabilities and contractual obligations, and creditors of CCS may claim that we are liable for CCS’ obligations. One creditor of CCS has obtained a default judgment against us, and another has commenced litigation against us for obligations of CCS. If creditors of CCS obtain and seek to enforce any significant judgment against us, we may seek protection under the Bankruptcy Code.

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

A significant portion of our revenue for the year ended June 30, 2007 represents non-refundable deposits from distributors which were forfeited upon expiration or termination of the distribution agreements as a result of the failure of the distributors to purchase our products. The deposits were to be applied to the purchase price of products ordered pursuant to the distribution agreement. Although we recognize these deposits as revenue upon expiration or termination of the contracts, the distributors may claim that they are entitled to a refund of the unused deposits, notwithstanding the characterization of the deposits as non-refundable. Although we believe that we are complying with the terms of the contracts, we cannot assure you that the distributors will not be successful if they bring these claims against us.

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

Contingent Liabilities of CCS

Prior to 2004, a significant portion of the Company’s revenue was derived from sales by retail stores which were operated by the Company’s wholly-owned subsidiary, CCS International, Inc. (“CCS”). Commencing in mid 2003 and continuing through March 2004, the Company closed all of its retail stores, although the Company continues to make modest retail sales from its headquarters. On March 22, 2005, the Company sold the stock of CCS for $100 and contingent consideration consisting of 5% of CCS’s and its subsidiaries’ net sales through March 31, 2015. Because of CCS’s financial condition the Company has established a full reserve for uncollectible amounts due from them of $2,936,511. The Company’s balance sheet at June 30, 2007 does not reflect any liabilities of CCS, since the Company was not an obligor or guarantor with respect to any of the liabilities except as set forth in Notes 5 and 9. The Company issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditors subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not the Company, the amount by which the target prices exceeded the value of the stock on June 30, 2007, which was approximately $824,000, is not reflected as a liability of the Company at June 30, 2007. In addition at June 30, 2007, CCS’s creditors had initiated lawsuits against CCS for nonpayment of accrued liabilities and its distributors has initiated litigation for breaches of their agreements in the total amount of approximately $1,400,000. Judgments of approximately $770,000 have been entered against CCS in these matters. Although the Company has no contractual obligation with respect to any of the obligations of CCS, and the Company believes that it has a valid defense to any claim that it has any liability with respect to any liabilities or obligations of CCS, creditors of CCS or its subsidiaries have and may continue to make claims against the Company and they may prevail. One CCS creditor has obtained a default judgment against the Company based upon the claim that the Company was responsible for CCS’s obligations and two other CCS creditors have initiated actions against the Company claiming that the Company is responsible for CCS’s obligations. (See Note 17 of Notes to Financial Statements).

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

Stock-based Compensation

Effective July 1, 2006, The Company adopted Statement of Financial Accounting Standards Statement 123(R) “Share Based Payment” (“SFAS123(R)”) utilizing the “modified prospective” method as described in SFAS 123(R). In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS 123(R) prior period amounts were not restated. SFAS 123(R) also requires the tax benefit associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations.

FASB Statement 123, “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company’s stock option issuances had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005, 2004, 2003 and 2002: dividend yield of 0%, risk-free interest rates ranging from of 3.38% to 4.32%, expected lives of eight years, and expected volatility ranging from 120% to 178%.

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

RESULTS OF OPERATIONS - Years Ended June 30, 2007 and 2006

Revenues. Revenues for the year ended June 30, 2007 (“fiscal 2007”) were $1,834,930, a decrease of $564,815 or 23.5%, from revenues of $2,399,745 for the year ended June 30, 2006 (“fiscal 2006”) primarily as a consequence of (i) decreased sales from our bomb jamming systems and cellular monitoring systems, and (ii) a decrease of $312,518 in revenues recognized from the termination of distribution agreements with non refundable deposit balances to $249,945 in fiscal 2007 from $562,463 in fiscal 2006.

Cost of Revenue. Cost of sales decreased by $43,697 or 5.3%, to $774,825 in the fiscal 2007 from $818,522 in fiscal 2006 as a consequence of decreased sales. Cost of sales as a percentage of product sales increased to 48.9% in fiscal 2007 from 44.6% in fiscal 2006 primarily as a consequence of selling lower margin products in fiscal 2007.

Compensation and benefits. Compensation and benefits decreased by $534,429, or 26.9% to $1,453,842 in fiscal 2007 from $1,988,271 in fiscal 2006 primarily as a consequence of (i) the outsourcing certain marketing and sales functions to outside consultants, (ii) the closure of the Company’s United Kingdom operations on December 31, 2006, (iii) reduced commissions as a result of lower sales and (iv) the elimination of certain administrative functions.

Professional fees and legal matters. Professional fees and legal matters decreased by $450,997, or 57.2% to $337,017 in fiscal 2007 from $788,014 in fiscal 2006. Based on a review of our and CCS’s outstanding legal matters and unpaid settlements, we have established, in consultation with outside counsel, reserves for litigation costs that we believe are probable and can be reasonable estimated. We can provide no assurance, however, that such reserves will be sufficient to absorb actual losses that may result from unfavorable outcomes. Moreover, it is possible that the resolution of litigation contingencies will have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

Stock based compensation. Stock based compensation is attributable to the grant of options to employees and was valued at $48,664 using the Black-Scholes option-pricing model and was expensed during fiscal 2007. There were no comparable expenses in fiscal 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $413,693, or 25.7% to $1,197,069 in fiscal 2007 from $1,610,762 in fiscal 2006. The decrease was primarily the consequence of (i) a decrease in travel expense and trade show expense of $69,563, (ii) a decrease in rent expense primarily the result of closing the Company’s London facility at December 31, 2006 of $53,589 and (iii) the continuation of general cost cutting programs to reduce expenses.

Depreciation and amortization. Depreciation and amortization remained unchanged at $8,000 in fiscal 2007 and fiscal 2006.

Interest expense. Interest expense increased by $64,338 or 27.0% to $302,457 in fiscal 2007 from $238,119 in fiscal 2006 primarily as a result of a continued increase in the Company’s other interest bearing outstanding debt obligations.

As a result of the factors described above, our net loss decreased by $764,999, or 25.1% to $2,286,944, $.02 per share (basis and diluted), in fiscal 2007 from $3,051,943, $.04 per share (basis and diluted), in fiscal 2006.

Liquidity and Capital Resources

At June 30, 2007 we had cash of $6,823, no accounts receivable and a working capital deficit of $8,578,299 and long term debt of $494,000. Our accounts payable and accrued expenses at June 30, 2007 were $3,373,233. As a result of our continuing losses, our working capital deficiency has increased. We funded our losses through the sale of our common stock, loans from our chief executive officer and a company owned by his wife and the issuance of notes to private investors. We also utilized vendor credit and customer deposits and we did not pay all required federal and state payroll taxes.

Our accounts payable and accrued expenses increased from $2,468,121 at June 30, 2006 to $3,373,233 at June 30, 2007 an increase of $905,112 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $2,724,272 which relate to payments on orders which had not been filled at that date. We have used our advance payments to fund our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

During the past three years we have sought, and been unsuccessful, in our efforts to obtain adequate funding for our business. Because of our losses and our working capital deficiency, we are not able to increase our borrowing. Our bank facility terminated on November 1, 2002 and since that date we have not been able to arrange financing with a replacement bank or institutional lender. In June 2004, we entered into a convertible credit agreement with certain stockholders pursuant to which we borrowed $494,000. Our obligations to these lenders matured on June 30, 2005, and were extended until June 30, 2010. In August, 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., a company owned by the wife of our chief executive officer, under which we may borrow up to $680,000. At June 30, 2007 we had borrowed approximately $680,000 under this agreement. These borrowings are due on demand. If demand is made, we do not presently have the resources to pay the lender. If the lender seeks to demand payment or otherwise enforce the notes, it may be necessary for us to seek protection under the Bankruptcy Code. We continue to require funds for our operations, and our failure either to obtain financing or generate cash flow from operations would materially impair our ability to continue in business, and we cannot assure you that we will be able to obtain the necessary financing. If we do not obtain necessary funding, either from operations or from investors, we may be unable to continue our operations and it may be necessary for us to seek protection under the Bankruptcy Code.

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

In March 2005, we sold the stock of CCS. Prior to the sale CCS had incurred liabilities, which continue as liabilities of CCS. Although we did not guaranty payment of the obligations of CCS, it is possible that creditors of CCS may seek payment from us. Although we believe that we have no liability to creditors of CCS, we cannot assure you that a court would not reach a contrary conclusion. We are a defendant in two actions based on claims against CCS and a default judgment has been entered against us in another action based on claims against CCS. Regardless of whether we ultimately prevail, we would incur significant legal and other costs in defending any such action.

Item 7. Financial Statements.

The financial statements begin on Page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures

As of the end of the fiscal year ended June 30, 2007, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 and that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fourth quarter ended June 30, 2007

Item 8b. Other Information

Not applicable.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons,; Compliance with Section 16(a) of the Exchange Act

Set forth below is information concerning our directors, executive officers and key employees.

Name	Age	Position
Ben Jamil	74	Chairman of the board, chief executive officer
Chris R. Decker	60	Chief financial officer and director
Tom Felice	49	Director
Sylvain Naar	65	Director

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

Sylvain Naar was a director of CCS and became a director upon completion of the reverse merger in April 2002. He became vice president in May of 2003 and resigned from that position in August 2003. From 1990 to February 2002, Mr. Naar was vice president for product and business development at Copytele, Inc. a developer of advanced flat panel displays and secure communication products. With over 30 years experience in telecommunications, Mr. Naar has held numerous executive positions at Hazeltine, Thomson, CSF, and Alcatel.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such reports furnished to us during the year June 30, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were satisfied.

Director Compensation

Directors are not paid any fees or other remuneration for service on the board or any of its committees.

Meetings and Committees of the Board of Directors

Our board of directors met two times during the fiscal year ended June 30, 2007. The board of directors has an Audit Committee comprised of two directors, Chris R. Decker, our chief financial officer, and Sylvain Naar. Mr. Decker is not an independent director. The audit committee did not hold any formal meetings during the fiscal year ending June 30, 2007, but did discuss auditing issues via telephone conference. The audit committee is primarily responsible for reviewing the services performed by our independent public accountants, evaluating our accounting policies and our system of internal controls, and reviewing significant finance transactions.

The functions of the audit committee are focused on three areas:

•   the adequacy of our internal controls and financial reporting process and the reliability of our financial statements.

•   the independence and performance of our independent public accountants.

•   our compliance with legal and regulatory requirements.

The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

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

Item 10. Executive Compensation

Set forth below is information with respect to compensation paid or accrued by us for fiscal years ended June 30, 2007, and 2006 to our chief executive officer and to the only other officer who received compensation of $100,000 during either of those fiscal years.

SUMMARY COMPENSATION TABLE
				Long-Term
				Compensation (Adwards)
	Fiscal			Options, SARs
Name and Principal Position	Year	Salary	Bonus	(Number)
Ben Jamil, chief executive officer	2007	$250,000	$-	-
	2006	250,000	-	-
	2005	250,000	-	30,000,000
Chris R. Decker, chief financial officer	2007	132,000	13,200	-
	2006	120,000	12,000	-
	2005	121,523	-	3,000,000

During the fiscal year ended June 30, 2005, we granted 4,000,000 shares of series C preferred stock to Mr. Jamil and 1,000,000 shares of series C preferred stock to Mr. Decker. Each share of series C preferred stock is convertible into three shares of common stock, if, prior to February 28, 2010, we generate either revenue of $6,000,000 or net income before taxes and before deduction of any non-cash expenses incurred in connection with the issuance of equity securities in connection with the private placement or public offering of our debt or equity securities of $250,000. If neither of such targets is met by February 28, 2010, the rights of the holders of the preferred stock terminate and the holders are required to transfer the shares of series C preferred stock to us for no consideration. See Note 13 of Notes to Consolidated Financial Statements. No value was given to the series C preferred stock in the Summary Compensation Table.

Employment Agreements

On March 20, 2005, we entered into employment agreements, dated as of March 20, 2005, with our chief executive officer, Ben Jamil, and our chief financial officer, Chris R. Decker. Mr. Jamil’s agreement replaced an earlier employment agreement that he entered into in April 2002.

Mr. Jamil’s employment agreement provides for Mr. Jamil to serve as our chief executive officer until March 31, 2010, and continuing on a year-to-year basis unless terminated by either party. Mr. Jamil is to receive a base salary of $250,000, which, commencing July 1, 2005, is subject to an increase of at least 10% if our adjusted net income for the fiscal year ending on the most recent June 30th increases by at least $250,000 or, if the prior year’s operations generated a loss, the loss decreases by at least $250,000. Adjusted net income is net income before deduction of any non-cash expenses incurred in connection with the issuance of equity securities in connection with the private placement or public offering of the Corporation’s debt or equity securities. Mr. Jamil may receive an increase in his base salary greater than 10% or he may receive an increase if we do not meet the performance criteria at the discretion of the board of directors. We also agreed to include Mr. Jamil as one of the board of director’s nominees for election as a director. He is also eligible for a discretionary bonus.

In connection with Mr. Jamil’s execution of his employment agreement, and as provided in the agreement, we (i) granted Mr. Jamil a nonqualified stock option to purchase 30,000,000 shares of common stock at an exercise price of $.0667, being the fair market value on the date of grant, and (ii) issued to Mr. Jamil 4,000,000 shares of series C preferred stock, a newly created series of preferred stock. See Item 11. Security Ownership of Certain Beneficial Owners and Management.

Mr. Jamil has the right to terminate his employment at any time. Upon termination of Mr. Jamil’s employment, he may continue as a consultant for two years at a salary equal to half of the sum of his salary in effect on the last day of his employment plus any bonus paid or payable with respect to the prior fiscal year. In the event of a termination of Mr. Jamil’s employment as a result of his death, we will pay his base salary to his estate for the lesser of one year or the balance of the term. In the event of a termination of Mr. Jamil’s employment other than as permitted by the Agreement, we are to pay Mr. Jamil an amount equal to his base salary plus the bonus paid or payable with respect to the prior fiscal year multiplied by the number of months remaining in the term divided by twelve. In the event of a termination of his employment following a change of control, as defined in the agreement, all options held by Mr. Jamil which have not vested shall vest and we are to pay Mr. Jamil an amount equal to six times the sum of his salary and bonus for the prior fiscal year.

Pursuant to the agreement, we guaranteed the obligations to Mr. Jamil of CCS for advances made by Mr. Jamil to CCS, to the maximum amount of $738,000. At June 30, 2007, CCS owed Mr. Jamil $760,100. Payment of our obligations pursuant to this guaranty can only be made from cash flow from operations not required for our business.

Mr. Decker’s employment agreement provides for Mr. Decker to serve as our chief financial officer until March 31, 2010, and continuing on a year-to-year basis unless terminated by either party. Mr. Decker is to receive a base salary of $120,000, which, commencing July 1, 2005, is subject to an increase of at least 10% if our adjusted net income for the fiscal year ending on the most recent June 30th increases by at least $250,000 or, if the prior year’s operations generated a loss, the loss decreases by at least $250,000. Adjusted net income is net income before deduction of any non-cash expenses incurred in connection with the issuance of equity securities in connection with the private placement or public offering of our debt or equity securities. Mr. Decker may receive an increase in his base salary greater than 10% or he may receive an increase if we do not meet the performance criteria at the discretion of the board of directors. We also agreed to include Mr. Decker as one of the board of director’s nominees for election as a director. He is also eligible for a discretionary bonus which will not be less than 10% of his base salary.

In connection with Mr. Decker’s execution of his employment agreement, and as provided in the agreement, we (i) granted Mr. Decker a nonqualified stock option to purchase 3,000,000 shares of common stock at an exercise price of $.0667, being the fair market value on the date of grant, and (ii) issued to Mr. Decker 1,000,000 shares of series C preferred stock.

Mr. Decker has the right to terminate his employment at any time. Upon termination of Mr. Decker’s employment, he may continue as a consultant for two years at a salary equal to half of the sum of his salary in effect on the last day of his employment plus any bonus paid or payable with respect to the prior fiscal year. In the event of a termination of Mr. Decker’s employment as a result of his death, we will pay his base salary to his estate for the lesser of one year or the balance of the term. In the event of a termination of Mr. Decker’s employment other than as permitted by the agreement, we are to pay Mr. Decker an amount equal to his base salary plus the bonus paid or payable with respect to the prior fiscal year multiplied by the number of months remaining in the term divided by twelve. In the event of a termination of his employment following a change of control, as defined in the agreement, all options held by Mr. Decker which have not vested shall vest and we are to pay Mr. Decker an amount equal to six times the sum of his salary and bonus for the prior fiscal year

Stock Option Plans

We have two stock option plans, adopted by our board of directors in 2002, and 2004, pursuant to which we may grant non-qualified stock options to purchase a total of 7,950,000 shares of common stock. These plans were adopted by the board of directors, and stockholder approval has not been obtained. As of September 15, 2007, options to purchase 7,828,500 shares were outstanding, of which options to purchase a total of 1,950,000 shares were held by our officers and directors.

In addition, in October 2005, our board of directors adopted the 2006 Stock Incentive Plan (the “2006 Plan”) which provided for the grant of non-qualified stock options to purchase a maximum of 8,250,000 shares of common stock or the grant of shares to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. As of June 30, 2007, we had issued 6,586,917 shares of common stock under the 2006 Plan and there were no outstanding grants of options to purchase shares of common stock under the 2006 Plan.

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

Option Exercises and Outstanding Options

The following table sets forth information concerning the exercise of options during the fiscal year ended June 30, 2007 and the fiscal year-end value of options held by our chief executive officer and chief financial officer, who are the only officers named in the summary compensation table. No stock appreciation rights have been granted.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

Name	Shares Acquired Upon Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End Exercisable/ Unexercisable
Ben Jamil	—	—	33,600,000/3,000,000	$	—/$—

Chris R. Decker	—	—	4,350,000/—	$	—/$—

The closing price of our common stock on June 30, 2007, was $.008 per share.

Option Grants in Fiscal Year Ended June 30, 2007

Potential Realizable Value an Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Shares Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	5%	10%
None

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table provides information at to shares of common stock beneficially owned as of September 25, 2007 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

	Shares of Common	Percentage of
	Stock Benefically	Outstanding
Name	Owned	Common Stock
Ben Jamil	63,243,000	50.9%
145 Huguenot Street
New Rochelle, NY 10801
Chris R. Decker	5,500,000	5.7%
145 Huguenot Street
New Rochelle, NY 10801
Michael D. Farkas	5,101,788	5.4%
1691 Michigan Avenue, Suite 425
Miami, FL 33139

Tom Felice	759,000	1.0%
Sylvain Naar	-	*
All directors and executive officers as a group
(four individuals)	69,552,000	53.8%

* Less than 1%.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock that are issuable upon exercise or warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of September 27, 2007. The purchase agreement pursuant to which we issued the convertible notes provides that the notes cannot be converted to the extent that the beneficial owner would, as a result of such conversion, own more than 4.99% of the common stock, with beneficial ownership being determined in accordance with Section 13(d) of the Securities Exchange Act of 1934. Accordingly, they are not listed in the table of principal stockholders. The total number of shares that may be issued upon conversion of the convertible notes is 35,182,733.

The shares beneficially owned by Mr. Jamil represent 32,643,000 shares of common stock owned by him and 30,600,000 shares of common stock issuable upon exercise of options held by him. An option to purchase an additional 3,000,000 shares becomes exercisable when the Company’s annual revenues equal of exceed $10,000,000. Mr. Jamil also owns 3,500,000 shares of our series A convertible preferred stock, 1,500,000 shares of our series B preferred stock and 4,000,000 shares of our series C preferred stock. Each share of Series A, B and C preferred stock is convertible, subject to certain performance criteria, into three shares of common stock. Each share of series A preferred stock is entitled to 15 votes, and each share of series C preferred stock is entitled to one vote. The series B preferred stock is non-voting except as required by law. As a result of his preferred stock ownership, Mr. Jamil holds 76.8% of the voting rights.

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

Item 12. Certain Relationships and Related Transactions

In July 2003, we formalized consulting contracts with Michael D. Farkas relating to acquisition services, financial public relations and operational performance services. In connection therewith we granted immediately exercisable options to purchase a total of 5,100,000 options to him. The exercise price ranged from $.0333 per share to $.1667 per share. As of June 30, 2007 options to purchase 5,100,000 shares were exercised for $400,000.

On June 10, 2004, we entered into a convertible credit agreement with private investors, including Michael D. Farkas, pursuant to which we borrowed $494,000. The notes are convertible, at the note holder’s option, into the Company’s common stock. The notes matured on June 30, 2005. Effective June 30, 2005, the maturity date of the notes were extended for five years and the conversion price of the convertible notes was reduced from $.033 to $.0167 per share.

In March 2005, we sold the stock of CCS to Menahem Cohen, who was then our vice president and a director, for $100 and contingent consideration consisting of 5% of CCS’s and its subsidiaries’ net sales through March 31, 2015. Mr. Cohen resigned as an officer and director contemporaneously with his purchase of the CCS stock.

The agreement relating to the April 2002 reverse merger provided, as a condition to CCS’ obligation to close, that we receive proceeds of $1,000,000 from a private sale of the our securities. This condition was not met at closing, and CCS completed the reverse merger with us having received only $75,000. At the closing of the reverse merger, we entered into a stock pledge agreement with Atlas Equity Group, Inc. a Florida corporation beneficially owned by Michael D. Farkas who is a stockholder of the Company, and who beneficially owns more than 5% of our common stock, pursuant to which Atlas Equity was to have pledged 4,500,000 shares of our common stock. Atlas Equity never delivered the shares to be held pursuant to the pledge agreement. The pledge agreement stipulated the pledged shares were to be returned to Atlas Equity if we sold shares of common stock sufficient to generate net cash proceeds of $925,000 to us prior to June 1, 2002, which date was subsequently extended to June 14, 2002. On December 16, 2002, we and Atlas Equity and certain successor owners of Atlas Equity’s pledged shares entered into an agreement that reduced the number of pledged shares to 750,000, restricted the number of pledged shares that could be sold for a period of one year, expanded the money raising activity to include the issuance of debt and extended the date to raise the $925,000 to July 7, 2004. As of June 30, 2007 we had sold shares of common stock and issued debt generating net cash proceeds of $993,000 and all pledged shares have been released.

In August 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of our chief executive officer, pursuant to which we may borrow up to $680,000. The Agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand and are secured a security interest in substantially all of our assets. In connection with this agreement, the chief executive officer has subordinated his security interest in our assets to any borrowings under this agreement. As of September 15, 2007, we had borrowed approximately $680,000 under this agreement.

Item 13. Exhibits

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger dated as of February 28, 2002 among the Registrant, CCS International, Ltd., and CCS Merger Corp.(1)

2.2	Stock Sale Agreement dated March 22, 2005, by and between the Registrant and Menahem Cohen (2)

3.1	Articles of Incorporation(3)

3.2	Articles of Amendment to Articles of Incorporation(4)

3.3	Articles of Amendment to Articles of Incorporation (5)

3.4	By-laws(3)

4.1	Revolving Convertible Credit Agreement, dated June 10, 2004, between the Registrant and private investors (6)

4.2	Extension and amendment dated August 4, 2005 to Revolving Convertible Credit Agreement (7)

4.3	Revolving Credit Agreement dated August 30, 2005, between Registrant and GCOM Consultants, Inc. (7)

10.1	Employment agreement dated March 20, 2005 between the Company and Ben Jamil (5)

10.2	Employment agreement dated March 20, 2005 between the Company and Chris R. Decker (5)

10.3	2002 Stock Plan (3)

10.4	2005 Stock Plan (8)

10.5	Lease dated June 1, 2000 between Rotterdam Ventures, Inc. d/b/a Galesi Enterprises and the Registrant (3)

10.6	Consulting agreement dated as of July 2, 2003 between the Company and Michael D. Farkas (9)

14.1	Code of Ethics (6)

21.1	Subsidiaries (10)

31.1	Certification of chief executive officer (10)

31.2	Certification of chief financial officer (10)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1)	Filed as an exhibit to the Registrant’s Form 8-K with a report date of April 17, 2002 and which was filed with the Commission on April 25, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Form 8-K with a report date of March 22, 2005 and which was filed with the Commission on March 24, 2005.

(3)	Filed as an exhibit to the Registrant’s Form 10-KSB for the fiscal year ended June 30, 2002, and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Form S-8 filed with the commission on July 22, 2004, and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Form 8-K with a report date of March 20, 2005 and which was filed with the Commission on March 22, 2005.

(6)	Filed as an exhibit to the Registrant’s Form 10-KSB for the year ended June 30, 2004, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Form 10-KSB for the year ended June 30, 2004, and incorporated herein by reference.

(8)	Filed as an exhibit on the Registrant’s registration statement on Form S-8, file No. 333-122990, which became effective on February 25, 2005, and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s registration statement on Form S-8, file No. 333-107226, which became effective on July 22, 2003, and incorporated herein by reference.

(10)	Filed herewith.

Item 14. Principal Accountant Fees and Services

Demetrius & Company, L.L.C. was our independent auditor for the years ended June 30, 2007 and 2006.

We paid and accrued audit fees to Demetrius & Company, L.L.C. of $46,400 during the year ended June 30, 2007 and $42,100 for the year ended June 30, 2006. We did not pay to Demetrius & Company, L.L.C. any audit-related, tax or other fees during either of those years.

Audit Fees: Audit fees represent fees for professional services performed by the independent registered accounting firm for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees: Audit-related fees represent fees for assurance and related services performed by the independent registered accounting firm that are related to a registration statement. We did not incur any audit-related fees for the year ended June 30, 2007 or 2006.

Tax Fees: Tax fees represent fees for services rendered by the independent registered accounting firm for tax compliance, tax advice and tax planning services. We did not incur any tax fees for the year ended June 30, 2007 or 2006.

All other fees: Our independent registered accounting firm did not perform any services other than the services described above for the year ended June 30, 2007 or 2006.

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

SECURITY INTELLIGENCE TECHNOLOGIES, INC.

Dated: October 5, 2007	By:	/s/ Ben Jamil
Ben Jamil
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Ben Jamil and Chris R. Decker or either of them acting in the absence of the others, as his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Ben Jamil	Chairman of the Board, President	October 5, 2007
Ben Jamil	Chief executive officer and Director
(Principal Executive Officer)

/s/ Chris R. Decker	Chief financial officer and Director	October 5, 2007
Chris R. Decker	(Principal Financial and Accounting Officer)

/s/ Tom Felice	Director	October 5, 2007
Tom Felice

/s/ Sylvain Naar	Director	October 5, 2007
Sylvain Naar

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F - 2

Consolidated Balance Sheet as of June 30, 2007	F - 3

Consolidated Statements of Operations for the years ended June 30, 2007
and June 30, 2006	F - 4

Consolidated Statements of Changes in Stockholders’ Deficit for the years
ended June 30, 2007 and June 30, 2006	F - 5

Consolidated Statements of Cash Flows for the years ended June 30, 2007
and June 30, 2006	F - 6

Notes to Consolidated Financial Statements	F - 7 - F - 23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Security Intelligence Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Security Intelligence Technologies, Inc. and Subsidiaries as of June 30, 2007, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As disclosed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” effective July 1, 2006.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Intelligence Technologies, Inc. and its Subsidiaries as of June 30, 2007, and the consolidated results of their operations and cash flows for each of the two years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has suffered recurring operating losses and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
October 2, 2007

SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2007

ASSETS
Current Assets:
Cash	$6,823
Inventory	557,133
Other current assets	111,784
Total current assets	675,740
Property and Equipment, at cost less accumulated depreciation
and amortization of $20,000	5,000
Receivables from CCS International, Ltd. and subsidiaries less
allowance for uncollectible amounts of $2,936,511	-

Other assets	18,199

Total assets	$698,939

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,373,233
Note payable - CEO/stockholder	2,086,784
Note payable affiliate - revolving credit agreement	680,000
Notes payable - other	389,750
Customer deposits	2,167,489
Deferred revenue	556,783
Total current liabilities	9,254,039
Long term debt - convertible notes payable	494,000
Total liabilities	9,748,039

Commitments and contingencies - See Notes

Stockholders' deficit:
Preferred stock, $.0001 par value, 10,000,000 shares authorized:
Series A Convertible-$1.00 per share liquidation preference, 3,500,000 shares
authorized, issued and outstanding	350
Series B Convertible-$1.00 per share liquidation preference, 1,500,000 shares
authorized, issued and outstanding	150
Series C Convertible-$.01 per share liquidation preference,
5,000,000 shares authorized, issued and outstanding	-
Common stock, $.0001 par value, 300,000,000 shares authorized,
93,584,668 shares issued and outstanding	9,358
Additional paid in capital	8,828,941
Accumulated deficit	(17,929,828)
Accumulated other comprehensive loss	41,929
Total stockholders' deficit	(9,049,100)

Total liabilities and stockholders' deficit	$698,939

The accompanying notes are an integral part of these financial statements.

SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	June 30,
	2007	2006

Revenues	$1,834,930	$2,399,745

Costs and expenses:
Cost of sales	774,825	818,522
Compensation and benefits	1,453,842	1,988,271
Professional fees	337,017	788,014
Stock based compensation	48,664	-
Selling, general and administrative expenses	1,197,069	1,610,762
Depreciation and amortization	8,000	8,000
	3,819,417	5,213,569

Operating loss	(1,984,487)	(2,813,824)

Interest expense	302,457	238,119
Net loss	$(2,286,944)	$(3,051,943)

Net loss per above	$(2,286,944)	$(3,051,943)
Other comprehensive gain - translation adjustment	36,475	15,811
Total comprehensive loss	$(2,250,469)	$(3,036,132)

Loss per share, basic and diluted	$(0.02)	$(0.04)

Weighted average number of shares	93,424,278	85,258,064

The accompanying notes are an integral part of these financial statements.

SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
YEARS ENDED JUNE 30, 2007 AND 2006

										Retained	Accumulated
	Convertible Preferred						Common		Additional	Earnings	Other	Total
	Series A		Series B		Series C		Stock		Paid-in	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Deficit

Balances, June 30, 2004	3,500,000	$350	1,500,000	$150	-	$-	71,855,499	2,395	$7,775,448	$(12,590,941)	$(10,357)	$(4,822,955)

Sale of common stock	-	-	-	-	-	-	6,000,003	600	342,400	-	-	343,000
Issuance of common stock
to 401K Plan	-	-	-	-	-	-	674,993	67	28,027	-	-	28,094
Stock issued to employees	-	-	-	-	-	-
and consultants for services	-	-	-	-	-	-	14,104,800	1,410	628,990	-	-	630,400
Adjustment for stock
distribution	-	-	-	-	-	-	-	4,792	(4,792)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(3,051,943)	-	(3,051,943)
Other comphrehensive gain	-	-	-	-	-	-	-	-	-	-	15,811	15,811
Balances, June 30, 2006	3,500,000	350	1,500,000	150	-	-	92,635,295	9,264	8,770,073	(15,642,884)	5,454	(6,857,593)

Sale of common stock	-	-	-	-	-	-						-
Issuance of common stock
to 401K Plan	-	-	-	-	-	-	49,373	4	1,294			1,298
Stock issued to employees
and consultants for services	-	-	-	-	-	-	900,000	90	8,910	-	-	9,000
Amortization of deferred												-
compensation									48,664			48,664
Net loss	-	-	-	-	-	-	-	-	-	(2,286,944)	-	(2,286,944)
Other comphrehensive gain	-	-	-	-	-	-	-	-	-	-	36,475	36,475

Balances, June 30, 2007	3,500,000	$350	1,500,000	$150	-	$-	93,584,668	$9,358	$8,828,941	$(17,929,828)	$41,929	$(9,049,100)

The accompanying notes are an integral part of these financial statements.

SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(2,286,944)	$(3,051,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,000	8,000
Amortization of deferred compensation	48,664	-
Stock issued to consultants and officers for services	9,000	608,689
Stock issued to 401K Plan	1,298	28,093
Decrease in other comprehensive loss	36,475	15,811
Noncash compensation - CEO/stockholder	250,000	114,632
Noncash interest expense - CEO/stockholder	85,382	62,544
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Decrease (increase) in inventory	105,291	(96,291)
Decrease (increase) decrease in other current assets	75,162	(83,661)
Increase in accounts payable and accrued expenses	905,112	1,024,198
Increase in customer deposits	657,037	931,651
Increase (decrease) in deferred revenue	131,610	(425,217)
Net cash provided by (used in) operating activities	26,087	(863,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable - CEO/Stockholder	(230,342)	(93,096)
Borrowings under note payable affiliate - revolving credit agreement	65,702	614,298
Borrowings under notes payable - others	118,250	25,175
Proceeds from issuance of common stock	-	343,000
Net cash (used in) provided by financing activities	(46,390)	889,377
Net (decrease) increase in cash	(20,303)	25,883

Cash, beginning of year	27,126	1,243
Cash, end of year	$6,823	$27,126

The accompanying notes are an integral part of these financial statements.

Security Intelligence Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006

1. Nature of Business and Summary of Significant Accounting Policies

Organization and Nature of Business

Security Intelligence Technologies, Inc. (the “Company”) is engaged in the design, assembly and sale of security and surveillance products and systems. The Company purchases finished items for resale from independent manufacturers, and also assembles off-the-shelf electronic devices and other components into proprietary products and systems at its own facilities. The Company generally sells to businesses, distributors, government agencies and consumers through its sales office in Miami, Florida and its executive offices located in New Rochelle, New York.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Homeland Security Strategies, Inc., a New York corporation, that commenced operations on August 20, 2003; Homeland Security Strategies of California, Inc., a California corporation, that operated a sales office that commenced operations on December 26, 2003 and closed in September 2004; Homeland Security Strategies Inc of Florida, Inc., a Florida corporation, that operates a sales office that commenced operations on January 30, 2004, Homeland Security Strategies (UK), Ltd. (formerly Counter Spy Shop of Mayfair Limited), a United Kingdom corporation that operated a retail store/service center that ceased operations on December 31, 2006 and HSS Express Funds, Inc., that commenced operations on January 8, 2007 to provide administrative services to all of the consolidated companies. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern and Liquidity

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,286,944 and $3,051,943 for years ended June 30, 2007 and June 30, 2006, respectively. In addition, at June 30, 2007, the Company had a working capital deficit of $8,578,299, long term debt of $494,000, and a deficiency in stockholders’ equity of $9,049,100. The Company's bank facility has terminated, and the only source of funds other than operations has been loans from the Company's chief executive officer and GCOM Consultants, Inc. a company owned by the wife of the chief executive officer, deposits from customers and distributors, proceeds from notes and the sale of common stock. (See Notes 5, 6, 7, 8 and 11). These factors raise substantial doubt about the Company's ability to continue as a going concern. To address the Company’s immediate cash requirements which are necessary for the Company to continue in business, management discontinued substantially all of its retail operations during the fiscal year ended June 30, 2004 and re-focused its marketing efforts to focus on its sophisticated bomb jamming and cellular monitoring systems to the United States and friendly international governments and contractors of the United States Government. Sales to these groups of these systems were approximately $405,000 during the fiscal year ended June 30, 2007 and approximately $640,000 during the year ended June 30, 2006. At June 30, 2007, the Company had outstanding purchase orders for an additional amount of approximately $1,627,000 for these systems however; customers representing $1,072,000 of these orders have instituted litigation against the Company for failure to deliver. As part of this marketing effort, the Company has re-focused its staff, and is actively pursuing additional equity and debt financing to supplement cash flow from operations. However, the Company’s low stock price and its continuing losses make it difficult to obtain either equity or debt financing, and, there can be no assurances that additional financing which is necessary for the Company to continue in business, will be available to the Company on acceptable terms, or at all, or that the Company will generate the necessary cash flow from operations. The Company and its management believe that its bomb jamming and cellular monitoring systems and the United States and friendly international governments’ marketplace are viable products

Security Intelligence Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006

1. Nature of Business and Summary of Significant Accounting Policies - continued:

Going Concern and Liquidity - continued:

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

Contingent Liabilities of CCS

Prior to 2004, a significant portion of the Company’s revenue was derived from sales by retail stores which were operated by the Company’s wholly-owned subsidiary, CCS International, Inc. (“CCS”). Commencing in mid 2003 and continuing through March 2004, the Company closed all of its retail stores, although the Company continues to make modest retail sales from its headquarters. On March 22, 2005, the Company sold the stock of CCS for $100 and contingent consideration consisting of 5% of CCS’s and its subsidiaries’ net sales through March 31, 2015. Because of CCS’s financial condition the Company has established a full reserve for uncollectible amounts due from them of $2,936,511. The Company’s balance sheet at June 30, 2007 does not reflect any liabilities of CCS, since the Company was not an obligor or guarantor with respect to any of the liabilities except as set forth in Notes 5 and 9. The Company issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditors subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not the Company, the amount by which the target prices exceeded the value of the stock on June 30, 2007, which was approximately $824,000, is not reflected as a liability of the Company at June 30, 2007. In addition at June 30, 2007, CCS’s creditors had initiated lawsuits against CCS for nonpayment of accrued liabilities and its distributors has initiated litigation for breeches of their agreements in the total amount of approximately $1,400,000. Judgments of approximately $ $770,000 have been entered against CCS in these matters. Although the Company has no contractual obligation with respect to any of the obligations of CCS, and the Company believes that it has a valid defense to any claim that it has any liability with respect to any liabilities or obligations of CCS, it is possible that creditors of CCS or its subsidiaries may make a claim against the Company and that they may prevail. One CCS creditor has obtained a default judgment against the Company based upon the claim that the Company was responsible for CCS’s obligations and two other CCS creditors have initiated actions against the Company claiming that the Company is responsible for CCS’s obligations. (See Note 17).

Security Intelligence Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006

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

Stock-based Compensation

Effective July 1, 2006, The Company adopted Statement of Financial Accounting Standards Statement 123(R) “Share Based Payment” (“SFAS123(R)”) utilizing the “modified prospective” method as described in SFAS 123(R). In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS 123(R) prior period amounts were not restated. SFAS 123(R) also requires the tax benefit associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations.

FASB Statement 123, “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company’s stock option issuances had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2006, 2005, 2004, 2003 and 2002: dividend yield of 0%, risk-free interest rates ranging from of 3.38% to 4.32%, expected lives of eight years, and expected volatility ranging from 120% to 178%. Under the accounting provisions of SFAS Statement 123, the Company’s net loss and loss per share for the year ended June 30, 2006 would have been the pro forma amounts indicated below:

Net loss:
As reported	$(3,051,943)
Add: Stock based employee compensation expense
included in reported net loss	-
Deduct: Total stock based employee compensation
expense determined under the fair value based
method for all awards	(867,605)
$(3,919,548)
Loss per share, basic and diluted:
As reported	$(0.04)
Proforma	$(0.05)

Security Intelligence Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006

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

Warranties

The Company warrants the products and systems it sells to be free from defects in materials and workmanship under normal use. Parts and labor costs to repair defective products or systems are covered during the first ninety days after delivery of the product or system. Thereafter the cost is billed to the customer. A tabular reconciliation of the Company’s aggregate product warranty liability for the year ended June 30, 2007 and June 30, 2006 is as follows:
	Year Ended
	June 30,
	2007	2006
Balance July 1,	$35,000	$35,000

Charges for warranty work	-	-

Accrual for product warranties issued
during the period	-	-
Balance at June 30,	$35,000	$35,000

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

Security Intelligence Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006

1. Nature of Business and Summary of Significant Accounting Policies - continued:

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

Advertising

Advertising costs are expensed as incurred. The Company incurred advertising expenses of approximately $34,000 and $47,000 during the years ended June 30, 2007 and 2006 respectively.

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

Security Intelligence Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006

1. Nature of Business and Summary of Significant Accounting Policies - continued:

Stock Distribution

On November 17, 2005, the Company effected a three-for-one stock distribution, pursuant to which the Company issued two shares of common stock for each share of common stock outstanding on November 28, 2005, the record date. All share and per share information in these financial statements retroactively reflects such stock distribution. In connection with the stock distribution, the Company’s authorized common stock was increased from 100 million shares to 300 million shares.

Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic and diluted loss per share is computed using the weighted average number of shares of common stock outstanding and excludes all common stock equivalents outstanding during the period. Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Stock options and preferred stock that are convertible into common stock based on the Company’s attainment of performance goals are not includible in the calculation of earnings per share until the specified targets are met. The following securities have been excluded from the diluted computation for fiscal 2007 and 2006 because they are contingently issuable and/or antidilutive:

	Year Ended June 30,
	2007	2006
Series A Convertible Preferred Stock	10,500,000	10,500,000
Series B Convertible Preferred Stock	4,500,000	4,500,000
Series C Convertible Preferred Stock	15,000,000	15,000,000
Stock options	43,825,800	43,825,800
Warrants	—	1,500,000

2. Inventory

Inventories consist of the following at June 30, 2007:

Small components and supplies	$163,059
Finished goods	394,074
$557,133

3. Property and Equipment

Property and equipment consists of the following at June 30, 2007:

Office furniture and equipment	$23,000
Leasehold improvements	2,000
25,000
Accumulated depreciation and amortization	(20,000)
$5,000

Depreciation and amortization expense was $8,000 for the years ended June 30, 2007 and June 30, 2006.

Security Intelligence Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2007 consisted of the following:
Accounts payable - trade	$707,888
Professional fees and legal matters	696,537
Payroll liabilities (includes delinquent payroll taxes and associated
interest and penalties of $1,444,635)	1,750,494
Accrued interest	119,371
Deferred rent payable	45,143
Other	53,800
$3,373,233

5. Note Payable - CEO/stockholder

This amount represents a note payable to the Company's chief executive officer and includes deferred salary of $659,903 and accrued interest of $233,315 based on an interest rate of 5% per annum. The Note is due on demand and is secured by substantially all of the assets of the Company subordinated to outstanding borrowings under the Notes Payable Affiliate - revolving credit agreement (See Note 6). Prior to the sale of CCS (See Note 9), the Company’s chief executive officer had advanced to CCS the sum of $750,741. Pursuant to his employment agreement with the Company, the Company guaranteed CCS’ obligations to him to the maximum amount of $738,000. The Company’s obligations under this guaranty are payable only from cash flow from operations not required for the Company’s business. (See Note 10) Because of CCS’ financial condition, the guaranteed obligations have been reflected as a liability of the Company’s balance sheet.

6. Notes Payable Affiliate - Revolving Credit Agreement

In August 2005, the Company entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of the Company’s chief executive officer, under which the Company may borrow up to $680,000. The Agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand, and are secured by a security interest in substantially all of the Company’s assets. In connection with this agreement, the Company’s chief executive officer has subordinated his security interest in the Company’s assets to any borrowings under this agreement (See Note 5). As of June 30, 2007, the Company had borrowed approximately $680,000 under this agreement.

7. Note Payable - Others

This amount represents notes payable to four different entities, including Menahem Cohen, which the Company issued in January and May 2005 and a note payable issued to a customer of the Company in January 2006. The notes to the two individuals are payable on demand, bears interest at the rate of 5% and 11% per annum, and are unsecured. The note to the Company’s customer was due in February 2006, is currently in default, bears interest at the rate of 12% per annum and is secured by 1,500,000 shares of the Company’s common stock.

Security Intelligence Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006

8. Long Term Debt - Notes Payable - Convertible Credit Facility; Debt Issuance Expense

On June 10, 2004 the Company entered into a convertible credit agreement with private investors pursuant to which the Company borrowed $494,000. The notes bear interest at the rate of 10% per annum, are convertible into the Company’s common stock at $.0333 per share and matured on June 30, 2005, except that in the event of default the conversion rate is reduced to $.01667 per share. On June 30, 2005 the Company and the lenders entered into an agreement amending the terms of the notes which included an extension of the maturity date until June 30, 2010, a lowering of the conversion price to $.01667 per share and the lowering of the interest rate to 0% or the minimum allowed by law, subsequent to July 31, 2005. The conversion feature was valued at $3,847,832 using the Black-Scholes option-pricing model and was expensed during the years ended June 30, 2005 and June 30, 2004. There were no similar expenses during the years ended June 30, 2007 and June 30, 2006.

9. Disposition of Assets - Sale of CCS International, Ltd.

On March 22, 2005, the Company sold all of the stock of CCS to Menahem Cohen for $100 and contingent consideration consisting of 5% of CCS’s and its subsidiaries’ net sales through March 31, 2015. Because of CCS’s financial condition the Company has established a full reserve for uncollectible amounts due from them of $2,936,511. Prior to the sale of CCS,, the Company’s president and chief executive office, had advanced to CCS the sum of $750,741. Pursuant to Mr. Jamil’s employment agreement with the Company, the Company guaranteed CCS obligations to Mr. Jamil to the maximum amount of $738,000 (See Notes 5 and 10). The Company’s obligations under this guaranty are payable only from cash flow from operations not required for the Company’s business. Because of CCS’ financial condition, the guaranteed obligations have been reflected as a liability of the Company’s balance sheet under the caption “Notes Payable - CEO/Stockholder”.

In connection with the sale of the stock of CCS Mr. Cohen resigned as vice president and director of the Company, and the Company entered into a consulting agreement with Mr. Cohen through December 31, 2007, pursuant to which the Company will pay Mr. Cohen compensation at the annual rate of $108,000.

10. Employment Agreements

On March 20, 2005, the Company entered into a five-year employment agreement with Mr. Ben Jamil pursuant to which he agreed to serve as the Company's president and chief executive officer. The agreement calls for an annual base compensation of $250,000 and may be increased on each anniversary date commencing July 1, 2005 by 10% if the Company achieves certain performance criteria. In addition to the base salary, the chief executive officer is eligible to receive an annual discretionary bonus commencing June 30, 2005, at the sole discretion of the board of directors. Pursuant to the agreement, the Company granted the chief executive officer a non-qualified stock option to purchase 30,000,000 shares of common stock at an exercise price of $.067 per share. These options vest cumulatively as to 5,000,000 shares immediately and as to the remaining 5,000,000 shares one year from the date of the agreement. In addition the Company issued to Mr. Jamil 4,000,000 shares of series C preferred stock, a newly created series of preferred stock. Pursuant to the agreement, the Company guaranteed the obligations to Mr. Jamil of CCS for advances made by Mr. Jamil to CCS, to the maximum amount of $738,000. At June 30, 2006, CCS owed Mr. Jamil $750,741. Payment of the Company’s obligations pursuant to this guaranty can only be made from cash flow from operations not required for the Company’s business.

On March 20, 2005, the Company entered into a five-year employment agreement with Mr. Chris R. Decker pursuant to which he agreed to serve as the Company's executive vice president and chief financial officer. The agreement calls for an annual base compensation of $120,000 and may be increased on each anniversary date commencing July 1, 2005 by 10% if the Company achieves certain performance criteria. In addition to the base

Security Intelligence Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006

10. Employment Agreements - continued:

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

11. Issuance of Securities

During the year ended June 30, 2007, the Company issued the following securities:

The Company issued 600,000 shares of common stock to employees in payment of $5,400 of accrued wages.

The Company issued 300,000 shares of its common stock to consultants in payment of consulting fees of $3,600.

The Company issued 49,373 shares of common stock valued at $1,298 to its 401K plan as its discretionary match of its employee’s contributions.

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

The Company issued 674,993 shares of common stock valued at $28,094 to its 401K plan as its discretionary match of its employee’s contributions.

12. Stock Option Plans

On June 30, 2007 the Company has three share-based compensation plans and has granted options to purchase shares of common stock pursuant to employments agreements with its chief executive officer and chief financial officer which are described below. The compensation cost that has been charged against income for those plans was $48,664 for the year ended June 30, 2007. In accordance with SFAS no. 123R for small business issuers the Company began recording stock based compensation for stock issued to employees on July 1, 2006. Accordingly, there was no similar expense for the year ended June 30, 2006.

The fair value of each option award or stock grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses assumptions for expected volatility, expected dividends, expected term and risk-free rate. Because Black-Scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasure yield curve in effect at the time of grant.

The Company did not grant any options to purchase shares of common stock nor did it grant shares of common stock during the years ended June 30, 2007 and June 30, 2006.

Security Intelligence Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006

12. Stock Option Plans - continued:

2002 Stock Plan

As of January 21, 2002, the board of directors of the Company adopted the 2002 Stock Plan (the “2002 Plan”), which provided for the grant of non-qualified stock options to purchase a maximum of 6,000,000 shares of common stock to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on two to three years of continuous service and have 10 year contractual terms. As of June 30, 2007, options to purchase 5,878,500 shares of common stock are outstanding under the 2002 Plan.

A summary of option activity under the 2002 Plan as of June 30, 2007, and changes during the year then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at
July 1, 2006	5,878,500	$0.15
Granted	-
Exercised	-
Forfieted or
expired	-
Outstanding at
June 30, 2007	5,878,500	$0.15	4.7	$742,745
Exercisable at
June 30, 2007	5,878,500	$0.15	4.7	$742,745

2004 Plan

As of January 23, 2004, the board of directors adopted the 2004 Stock Incentive Plan (the “2004 Plan”) which provided for the grant of non-qualified stock options to purchase a maximum of 1,950,000 shares of common stock or the grant of shares to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on two to three years of continuous service and have 10 year contractual terms. As of June 30, 2007, options to purchase 1,950,000 shares of common stock have been issued under this plan.

Security Intelligence Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006

12. Stock Option Plans - continued:

A summary of option activity under the 2004 Plan as of June 30, 2007, and changes during the year then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at
July 1, 2006	650,000	$0.08
Granted	-
Exercised	-
Forfieted or
expired	-
Outstanding at
June 30, 2007	650,000	$0.08	6.6	$160,880
Exercisable at
June 30, 2007	650,000	$0.08	6.6	$160,880

2006 Plan

As of October 25, 2005, the board of directors adopted the 2006 Stock Incentive Plan (the “2006 Plan”) which provided for the grant of non-qualified stock options to purchase a maximum of 8,250,000 shares of common stock or the grant of shares to directors, employees, officers, agents, consultants and independent contractors who perform services for the Company. Share grants are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; and vest immediately. As of June 30, 2007, there were no grants of options to purchase shares of common stock however; 6,586,917 shares of common stock have been issued under the 2006 Plan.

Options Issued Pursuant to Employment Agreements

2005 Employment Agreements

In March 2005, pursuant to employment agreements with its chief executive and chief financial officers, the company granted options to purchase 33,000,000 shares of common stock at an exercise price of $.0667 per share. These option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant; vest based on two years of continuous service and has 10 year contractual terms.

Security Intelligence Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006

12. Stock Option Plans - continued:

A summary of option activity under these employment agreements as of June 30, 2007 and changes during the year then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at
July 1, 2006	33,000,000	$0.07
Granted	-
Exercised	-
Forfieted or
expired	-
Outstanding at
June 30, 2007	33,000,000	$0.15	7.8	$2,178,073
Exercisable at
June 30, 2007	33,000,000	$0.15	7.8	$2,178,073

2002 Employment Agreement

In April 2002, pursuant to the chief executive officer's employment agreement, the Company granted him a non-qualified stock option to purchase 3,000,000 shares of common stock at an exercise price of $.667 per share.
This option awards was granted with an exercise price equal to the market price of the Company’s stock at the date of grant; vested based on five years of continuous service and has a 10 year contractual term.

A summary of option activity under this employment agreement as of June 30, 2007 and changes during the year then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at
July 1, 2006	3,000,000	$0.67
Granted	-
Exercised	-
Forfieted or
expired	-
Outstanding at
June 30, 2007	3,000,000	$0.67	4.8	$198,007
Exercisable at
June 30, 2007	3,000,000	$0.67	4.8	$198,007

Security Intelligence Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006

13. Preferred Stock

In April, 2002 the Company issued two series of preferred stock, the Series A Preferred stock, consisting of 3,500,000 shares, and the Series B Preferred stock, consisting of 1,500,000 shares. Both Series A and Series B preferred shares have a liquidation preference of $1.00 per share and are each convertible into three shares of common stock if the Company has either consolidated annual net revenue of at least $10,000,000 or annual consolidated net income of at least $1,000,000 prior to October 15, 2008. If neither of such targets is met by October 15, 2008, the rights of the holders of the preferred stock terminate and the holders are required to transfer the shares of series A and Series B preferred stock to the Company for no consideration. Each share of Series A Preferred stock has 45 votes per share; Series B Preferred stock is nonvoting except as required by law.

In March, 2005, the Company issued the series C preferred stock, consisting of 5,000,000 shares. Each share of series C preferred stock is convertible into three shares of common stock if, prior to February 28, 2010, the Company generates either revenue of $6,000,000 or net income before taxes and before deduction of any non-cash expenses incurred in connection with the issuance of equity securities in connection with the private placement or public offering of the Company’s debt or equity securities of $250,000. If neither of such targets is met by February 28, 2010, the rights of the holders of the preferred stock terminate and the holders are required to transfer the shares of series C preferred stock to the Company for no consideration. The holders of the series C preferred stock vote with the holder of the common stock on an as-if converted basis, even if the event which triggers the conversion right has not occurred. If dividends are declared on the common stock, the holders of the series C preferred stock receive dividends on an as-if converted basis. The preferred stock has a liquidation preference of $.01 per share, and after payment of the liquidation preference, the holders of the preferred stock share with the holders of the common stock on an as-if converted basis.

14. Income Taxes

There was no income tax expense or benefit in fiscal 2007 and 2006 due to operating losses.

Following is a reconciliation of the provision for incometaxes (tax benefit)
with income taxes on the federal statutory rate:

	June 30,
	2007	2006
Federal tax at statutory rate	$(777,000)	$(1,037,000)
State and local taxes, net of federal effect	(135,000)	(181,000)
Nondeductible items	148,000	214,000
Change in valuation allowance	764,000	1,004,000
Income taxes (tax benefit)	$-	$-

Security Intelligence Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006

14. Income Taxes - continued:

Components of deferred taxes are as follows:

	June 30,
Deferred tax assets:	2007	2006
Net operating losses	$3,525,000	$3,661,000
Deferred rent payable	18,000	18,000
Reserves and allowances	531,000	531,000
Deferred revenue	222,000	222,000
	4,296,000	4,432,000

Deferred tax liability	-	-
	4,296,000	4,432,000
Less valuation allowance	(4,296,000)	(4,432,000)
Net deferred taxes	$-	$-

The Company files a consolidated federal return with its U.S. subsidiaries and combined state tax returns where permitted.

The Company has recorded valuation allowances to offset tax benefits arising from deferred tax items because their realization is uncertain. The Company has federal net operating loss carry-forwards of approximately $9,500,000 available to offset future federal taxable income. These losses expire in 2022, 2023, 2024, 2025, 2026 and 2027.

15. 401(K) Savings Plan

The Company maintains a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their salary, subject to the Internal Revenue Service limits. The Company may make a discretionary match as well as a discretionary contribution. During the years ended June 30, 2007 and June 30, 2006 the Company matched employee’s contributions of $1,298 and $28,094 respectively by issuing 49,373 and 674,933 shares respectively of its common stock to the plan.

16. Supplemental Disclosure of Cash Flow Information

	Year Ended
	June 30,
	2007	2006
Cash paid during the period for:
Interest	$112,679	$141,749
Income taxes	$1,165	$1,487

Non-cash financing and investing activities:
Common stock issued to settle accounts payable	$-	$21,712
Accrued interest and deferred salary credited
to loan payable - CEO/stockholder	$335,382	$177,176

Security Intelligence Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006

17. Commitments and Contingencies

Litigation

On or about February 10, 2005 the Company commenced an action in the Supreme Court of New York, Westchester County, against the landlord of its New York offices; captioned Security Intelligence Technologies, Inc. v. GHP Huguenot LLC, claiming the landlord breached the lease between the parties by not providing certain agreed to services. The case is currently in discovery.

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

In March 2006, the District of Columbia filed a wage and hour claim on the Company on behalf of a former employee alleging he is owed commissions on the sales of equipment. On March 26, 2007 a judgment was entered against the Company in the amount of $161,377. The Company plans to seek to negotiate a settlement of the judgment but can give no assurances that it will be successful in negotiating any reduction in the amount of the judgment.

On or about May 19, 2006, an action was commenced against the Company in the Supreme Court of New York, Westchester County, captioned Munir Sukhtian Group Co. v. Security Intelligence Technologies, Inc. claiming the Company failed to deliver certain equipment and demanding a refund of the $105,000 deposit it had paid. The Company has denied the material allegations of the claim and has raised affirmative defenses thereto and believes that it has valid defenses to the claim.

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

Security Intelligence Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006

17. Commitments and Contingencies - Continued

Litigation - continued:

On or about January 19, 2006, an action was commenced against CCS and the Company in the Supreme Court of the State of New York, Westchester County, captioned El Mundo Co., Ltd. v. CCS International Ltd. and Security Intelligence Technologies, Inc. claiming that CCS breached the distribution agreement it had entered into with CCS in 1997 and demanding the return of $433,284 it had paid to CCS and that the Company should be held liable as a successor in interest to CCS. The case is currently in discovery. The Company has denied the material allegations of the claim and has raised affirmative defenses thereto and believes that it has valid defenses to the claim that it is a successor in interest to CCS International Ltd.

On or about September 12, 2006, an action was commenced against the Company’s subsidiary Homeland Security Strategies, Inc. in the Superior Court of the State of Arizona, captioned The Armored Group, LLC v. Homeland Security Strategies, Inc. claiming the Company failed to deliver certain equipment and demanding a refund of the $450,000 deposit it had paid and additional damages of $1,892,000. On or about December 15, 2006 the Company filed a motion to dismiss the action for lack of jurisdiction or in the alternative to transfer the venue from Arizona to the Southern District of New York. On April 10, 2007 the Arizona Court dismissed the action for lack of jurisdiction. The plaintiff has not yet brought an action against the Company in the State of New York. If the plaintiff institutes a claim against the Company in the State of New York the Company plans to deny the material allegations of the claim and raise affirmative defenses thereto as it believes that it has valid defenses to any such claim.

On or about January 2, 2007, an action was commenced against the Company’s subsidiary Homeland Security Strategies, Inc. in the Supreme Court of the State of New York, Westchester County, captioned Formosa Forensic Analysis Technology, Inc. v. Homeland Security Strategies, Inc. claiming the Company failed to deliver certain equipment and demanding a refund of the $64,800 deposit it had paid and additional damages in an amount to be determined by the Court. The Company plans to deny the material allegations of the claim and raise affirmative defenses thereto and believes that it has valid defenses to the claim.

In addition to these matters, CCS and one or more of its subsidiaries are the defendant in a number of actions, in which the total amount claimed, is approximately $1,400,000. Judgments have been rendered against CCS in these matters in the approximate amount of $770,000. Although the Company is not a party to any agreement with the plaintiff in any of these actions and has not taken any action to guarantee these obligations, it is possible that the plaintiffs may seek to make a claim against it. The Company believes that it has no liability in any of these actions, and will vigorously defend any action which seeks to impose liability upon it.

Although the Company has no contractual obligation with respect to any of the obligations of CCS, and it believes that it has a valid defense to any claim that it has any liability with respect to any potential liabilities or obligations of CCS, three of CCS’s creditors have made claims against it claiming that it is a successor in interest to CCS and as noted above, in one of those cases a default judgment was entered against it. It is possible that additional creditors of CCS or its subsidiaries may make additional claims against the Company and that they may prevail. The Company believes that it has meritorious and valid defenses against all such potential litigation, and will vigorously defend any actions based on such claims.

Security Intelligence Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006

17. Commitments and Contingencies - Continued

Operating Leases

The Company leases office space, retail stores and sales offices and office equipment under non-cancelable operating leases that expire over various periods through 2010. Rent expense is being recognized on a straight-line basis to account for rent concessions and graduated charges during the lease term, resulting in deferred rent payable at June 30, 2007 of $45,142. Total rent expense for the years ended June 30, 2007 and 2006 was approximately $305,503 and $359,092 respectively.

The approximate future minimum rental commitments for all long-term non-cancelable operating leases are as follows:

Year ending
June 30,	Amount
2008	$208,000
2009	157,000
2010	153,000
2011	60,000
$578,000