Form 10QSB
period 2007-09-30
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2007-11-19
CIK 1117258

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of November 13, 2007 was 96,811,726.

SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-QSB

PERIOD ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

PART I -	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of September 30, 2007 (unaudited) and
	June 30, 2006	3

	Consolidated Statements of Operations (unaudited) for the three months
	ended September 30, 2007 and September 30, 2006	4

	Consolidated Statements of Cash Flow (unaudited) for the three months
	ended September 30, 2007 and September 30, 2006	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15

PART II -	OTHER INFORMATION

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	20

Item 3.	Controls and Procedures	20

Item 6.	Exhibits and Reports on Form 8-K	20

SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	June 30,
	(Unaudited)	2007
ASSETS
Current Assets:
Cash	$109,205	$6,823
Inventory	574,466	557,133
Other current assets	9,785	111,784
Total current assets	693,456	675,740
Property and Equipment, at cost less accumulated depreciation and amortization
of $22,000 and $20,000 at September 30, 2007 and June 30, 2007 respectively	3,000	5,000
Receivable from CCS International, Ltd. less allowance for uncollectible amounts
of $2,936,511 at September 30, 2007 and June 30, 2007	-	-
Other assets	16,261	18,199

Total assets	$712,717	$698,939

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,541,874	$3,373,233
Note payable - CEO/stockholder	1,633,074	2,086,784
Notes payable affiliate - revolving credit agreement	660,591	680,000
Notes payable - other	384,750	389,750
Customer deposits	2,301,070	2,167,489
Deferred revenue	556,783	556,783
Total current liabilities	9,078,142	9,254,039
Long term debt - convertible notes payable	494,000	494,000
Total liabilities	9,572,142	9,748,039
Commitments and contingencies - See Notes
Stockholders' deficit:
Preferred stock, $.0001 par value, 10,000,000 shares authorized:
Series A Convertible-$1.00 per share liquidation preference,
3,500,000 shares authorized, issued and outstanding	350	350
Series B Convertible-$1.00 per share liquidation preference,
1,500,000 shares authorized, issued and outstanding	150	150
Series C Convertible-$.01 per share liquidation preference,
5,000,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value, 300,000,000 shares authorized,
96,811,726 and 93,584,668 issued and outstanding at September 30,
2007 and June 30, 2007 respectively	9,681	9,358
Additional paid in capital	9,128,618	8,828,941
Accumulated deficit	(18,048,424)	(17,929,828)
Accumulated other comprehensive income	50,200	41,929
Total stockholders' deficit	(8,859,425)	(9,049,100)

Total liabilities and stockholders' deficit	$712,717	$698,939

The accompanying notes are an integral part of these financial statements.

SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006

Revenues	$1,479,986	$759,784

Costs and expenses:
Cost of sales	796,473	232,201
Compensation and benefits	311,148	506,745
Professional fees	32,323	43,425
Stock based compensation	-	20,899
Selling, general and administrative expenses	367,819	327,761
Depreciation and amortization	2,000	2,000
	1,509,763	1,133,031

Operating loss	(29,777)	(373,247)

Interest expense	88,819	55,298

Net loss	$(118,596)	$(428,545)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares	95,829,578	92,948,338

The accompanying notes are an integral part of these financial statements.

SECURITY INTELLIGENCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(118,596)	$(428,545)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	2,000	2,000
Amortization of deferred compensation	-	20,899
Stock issued to consultants and employees for services	-	9,000
Stock issued to 401 K plan	-	1,298
Increase in other comphrensive income	8,271	4,202
Noncash compensation - CEO/stockholder	62,500	56,147
Noncash interest expense - CEO/stockholder	18,087	16,796
CHANGES IN OPERATING ASSETS AND LIABILITIES:
(Increase) decrease in inventory	(17,333)	69,276
Decrease in other current assets	101,999	19,209
Decrease in other assets	1,938	-
Increase in accounts payable and accrued expenses	168,641	203,097
Increase in customer deposits	133,581	673
(Decrease) in deferred revenue	-	(35,310)
Net cash provided by (used in) operating activities	361,088	(61,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable - other	-	200,000
(Repayments) of notes payable - other	(5,000)	(15,000)
(Repayments) under note payable - CEO/stockholder	(534,297)	(119,562)
(Repayments) under revolving credit agreement - affiliate	(19,409)	-
Proceeds from issuance of common stock	300,000	-
Net cash (used in) provided by financing activities	(258,706)	65,438

Net increase in cash	102,382	4,180

Cash, beginning of period	6,823	27,126
Cash, end of period	$109,205	$31,306

The accompanying notes are an integral part of these financial statements.

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

1 - Interim Financial Statements

The accompanying unaudited consolidated financial statements of Security Intelligence Technologies, Inc. and subsidiaries (the "Company") have been prepared pursuant to generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended June 30, 2007 filed on Form 10-KSB.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented have been included. The Company's quarterly results presented herein are not necessarily indicative of results for a full year.

Organization and Nature of Business

The Company is engaged in the design, assembly and sale of security and surveillance products and systems. The Company purchases finished items for resale from independent manufacturers, and also assembles off-the-shelf electronic devices and other components into proprietary products and systems at its own facilities. The Company generally sells to businesses, distributors, government agencies and consumers through its sales office in Miami, Florida, and its executive offices located in New Rochelle, New York.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Homeland Security Strategies, Inc., a Delaware corporation, that commenced operations on July 14, 2003; Homeland Security Strategies of California, Inc., a California corporation, that operated a sales office that commenced operations on December 26, 2003 and closed in September 2004; Homeland Security Strategies of Florida, Inc., a Florida corporation, that operates a sales office that commenced operations on January 30, 2004, Homeland Security Strategies (UK), Ltd. (formerly Counter Spy Shop of Mayfair Limited), a United Kingdom corporation that operated a retail store/service center that ceased operations on December 31, 2006 and HSS Express Funds, Inc., that commenced operations on January 8, 2007 to provide administrative services to all of the consolidated companies. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern and Liquidity

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $118,596 and $2,286,944 for the three months ended September 30, 2007 and the fiscal year ended June 30, 2007, respectively. In addition, at September 30, 2007, the Company had a working capital deficit of $8,384,686, long term debt of $494,000, and a deficiency in stockholders’ equity of $8,859,425. The Company's bank facility terminated in 2002, and the only source of funds other than operations has been loans from the Company's chief executive officer and GCOM Consultants, Inc. a company owned by the wife of the chief executive officer, deposits from customers and distributors, proceeds from notes and the sale of common stock. (See Notes 3, 4, 5, 6 and 8). These factors raise substantial doubt about the Company's ability to continue as a going concern.

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued:

Going Concern and Liquidity - continued:

To address the Company’s immediate cash requirements which are necessary for the Company to continue in business, management discontinued substantially all of its retail operations during the fiscal year ended June 30, 2004 and re-focused its marketing efforts to focus on its sophisticated bomb jamming and cellular monitoring systems to the United States and friendly international governments and contractors of the United States Government. Sales to these groups of these systems were approximately $1,053,000 during the three months ended September 30, 2007 and approximately $405,000 during the fiscal year ended June 30, 2007. At September 30, 2007, the Company had outstanding purchase orders for an additional amount of approximately $2,341,000 for these systems however; customers representing $1,072,000 of these orders have instituted litigation against the Company for failure to deliver. As part of this marketing effort, the Company has re-focused its staff, and is actively pursuing additional equity and debt financing to supplement cash flow from operations. However, the Company’s low stock price and its continuing losses make it difficult to obtain either equity or debt financing, and, there can be no assurances that additional financing which is necessary for the Company to continue in business, will be available to the Company on acceptable terms, or at all, or that the Company will generate the necessary cash flow from operations. The Company and its management believe that its bomb jamming and cellular monitoring systems and the United States and friendly international governments’ marketplace are viable products and markets in which to compete, and ultimately achieve profitability. The Company’s ability to continue its operations is dependent upon its ability to generate sufficient cash flow either from operations or from financing, to meet its obligations on a timely basis and to further develop and market its products. However, the Company’s financial condition and continuing losses may inhibit potential customers from purchasing the Company’s products. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Contingent Liabilities of CCS

On March 22, 2005, the Company sold all of the stock of its wholly owned subsidiary CCS International Ltd. (“CCS”). The Company’s balance sheet at September 30, 2007 does not reflect any liabilities of CCS, since the Company was not an obligor or guarantor with respect to any of the liabilities except as set forth in Note 3. Prior to the sale of CCS the Company issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor’s subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not the Company, the amount by which the target prices exceeded the value of the stock on September 30, 2007, which was approximately $824,000, is not reflected as a liability of the Company at September 30, 2007. In addition at September 30, 2007, CCS’s creditors had initiated lawsuits against CCS for nonpayment of accrued liabilities and its distributors has initiated litigation for breeches of their agreements in the total amount of approximately $966,000. Judgments of approximately $770,000 have been entered against CCS in these matters. Although the Company has no contractual obligation with respect to any of the obligations of CCS, and the Company believes that it has a valid defense to any claim that it has any liability with respect to any liabilities or obligations of CCS, it is possible that creditors of CCS or its subsidiaries may make a claim against the Company and that they may

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued:

Contingent Liabilities of CCS - continued:

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

Warranties

The Company warrants the products and systems it sells to be free from defects in materials and workmanship under normal use. Parts and labor costs to repair defective products or systems are covered during the first ninety days after delivery of the product or system. Thereafter the cost is billed to the customer. A tabular reconciliation of the Company’s aggregate product warranty liability for the three months ended September 30, 2007 and 2006 is as follows:

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued:

	Three Months Ended
	September 30,
	2007	2006
Balance July 1,	$35,000	$35,000

Charges for warranty work	-	-

Accrual for product warranties issued
during the period	-	-
Balance at September 30	$35,000	$35,000

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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
September 30, 2007 and 2006
(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued:

Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic and diluted loss per share is computed using the weighted average number of shares of common stock outstanding and excludes all common stock equivalents outstanding during the period. Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Stock options and preferred stock that are convertible into common stock based on the Company’s attainment of performance goals are not includible in the calculation of earnings per share until the specified targets are met. The following securities have been excluded from the diluted computation for the three months ended September 30, 2007 and 2006 because they are contingently issuable and/or antidilutive:

	Three Months Ended
	September 30,
	2007	2006

Series A convertible preferred stock	10,500,000	10,500,000
Series B convertible preferred stock	4,500,000	4,500,000
Series C convertible preferred stock	15,000,000	15,000,000
Stock options	43,828,500	43,828,500
Warrants	-	1,500,000

New Authoritative Accounting Prouncements

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

2. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2007 consisted of the following:

Accounts payable - trade	$851,410
Professional fees	650,540
Payroll liabilities (includes delinquent payroll taxes and
associated interest and penalties of $1,549,063)	1,807,956
Accrued Interest	132,539
Deferred rent payable	43,179
Other	56,250
$3,541,874

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

3. Note Payable - CEO/stockholder

This amount represents a note payable to the Company's chief executive officer and includes deferred salary of $709,476 and accrued interest of $251,402 based on an interest rate of 5% per annum. The Note is due on demand and is secured by substantially all of the assets of the Company and is subordinated to outstanding borrowings under the Notes Payable Affiliate - revolving credit agreement (See Note 4). Prior to the sale of CCS (See Note 7), the Company’s chief executive officer had advanced to CCS the sum of $750,741. Pursuant to his employment agreement with the Company, the Company guaranteed CCS’ obligations to him to the maximum amount of $738,000. The Company’s obligations under this guaranty are payable only from cash flow from operations not required for the Company’s business. Because of CCS’ financial condition, the guaranteed obligations have been reflected as a liability on the Company’s balance sheet.

4. Notes Payable Affiliate - Revolving Credit Agreement

In August 2005, the Company entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of the Company’s chief executive officer, under which the Company may borrow up to $680,000. The Agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand, and are secured by a security interest in substantially all of the Company’s assets. In connection with this agreement, the Company’s chief executive officer has subordinated his security interest in the Company’s assets to any borrowings under this agreement (See Note 3). As of September 30, 2007, the Company had borrowed approximately $661,000 under this agreement.

5. Notes Payable - Others

This amount represents notes payable to two individuals, which the Company issued in January 2005 and July 2006, and a note payable issued to a customer of the Company in January 2006. The notes to the two individuals are payable on demand, bears interest at the rate of 11% and 12% per annum, and are unsecured. The note to the Company’s customer was due in February 2006, is currently in default, bears interest at the rate of 12% per annum and is secured by 1,500,000 shares of the Company’s common stock.

6. Long Term Debt - Notes Payable - Convertible Credit Facility; Debt Issuance Expense

On June 10, 2004 the Company entered into a convertible credit agreement with private investors pursuant to which the Company borrowed $494,000. The notes bear interest at the rate of 10% per annum, are convertible into the Company’s common stock at $.0333 per share and matured on June 30, 2005, except that in the event of default the conversion rate is reduced to $.01667 per share. On June 30, 2005 the Company and the lenders entered into an agreement amending the terms of the notes which included an extension of the maturity date until June 30, 2010, a lowering of the conversion price to $.01667 per share and the lowering of the interest rate to 0% or the minimum allowed by law, subsequent to July 31, 2005. The conversion feature was valued at $3,847,832 using the Black-Scholes option-pricing model and was expensed during year ended June 30, 2005 as debt issuance expense. There were no similar expenses during the three months ended September 30, 2007 and 2006.

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
September 30, 2007 and 2006
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

8. Common Stock

During the three months ended September 30, 2007 the Company sold 3,227,058 shares of common stock to an accredited investor for $300,000.

9. 401(K) Savings Plan

The Company maintains a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their salary, subject to the Internal Revenue Service limits. The Company may make a discretionary match as well as a discretionary contribution. During the three months ended September 30, 2007 the there were no employee contributions to the plan. During the three months ended September 30, 2006 the Company matched employee’s contributions of $1,298 by issuing 49,373 shares of its common stock to the plan.

10. Income taxes

The Company did not incur any income tax liabilities during the three months ended September 30, 2007 and 2006 due to operating losses. As of September 30, 2007 the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during the three months ended September 30, 2007 because management is uncertain as to their ultimate realization.

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

On or about May 19, 2006, an action was commenced against the Company in the Supreme Court of New York, Westchester County, captioned Munir Sukhtian Group Co. v. Security Intelligence Technologies, Inc. claiming the Company failed to deliver certain equipment and demanding a refund of

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

11. Legal Matters - continued:

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

On or about January 2, 2007, an action was commenced against the Company’s subsidiary Homeland Security Strategies, Inc. in the Supreme Court of the State of New York, Westchester County, captioned Formosa Forensic Analysis Technology, Inc. v. Homeland Security Strategies, Inc. claiming the Company failed to deliver certain equipment and demanding a refund of the $64,800 deposit it had paid and additional damages in an amount to be

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

11. Legal Matters - continued:

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

12. Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information for the three month periods ended September 30, 2007 and 2006 are as follows:

	Three Months Ended
	September 30,
	2007	2006

Interest paid	$23,426	$19,447

Taxes paid	$614	$835

Accrued interest and deferred salary credited to
note payable - CEO/stockholder	$80,587	$72,943

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The following discussion should be read in conjunction with our financial statements, including the notes thereto. Our financial statements and information have been prepared to reflect our financial position as of September 30, 2007 and September 30, 2006. Historical results and trends should not be taken as indicative of future operations.

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

In August 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of our chief executive officer, under which we may borrow up to $680,000. The agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand, and are secured by a security interest in substantially all of our assets. In connection with this agreement, our chief executive officer has subordinated his security interest in our assets to any borrowings under this agreement. As of September 30, 2007, we had borrowed approximately $661,000 under this agreement.

Our working capital deficiency has made it difficult for us to attract new business and maintain relations with our customers and suppliers. Other than our credit agreement and loans from our chief executive officer, our main source of funds has been our customer deposits which we use for our operations.

Because of our working capital problems we are delinquent in payment of payroll taxes. At September 30, 2007, our liabilities included delinquent payroll taxes and associated interest and penalties of $1,549,063.

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

A significant portion of our revenue for the year ended June 30, 2007 represents non-refundable deposits from distributors which were forfeited upon expiration or termination of the distribution agreements as a result of the failure of the distributors to purchase our products. The deposits were to be applied to the purchase price of products ordered pursuant to the distribution agreement. Although we recognize these deposits as revenue upon expiration or termination of the contracts, the distributors may claim that they are entitled to a refund of the unused deposits, notwithstanding the characterization of the deposits as non-refundable. Although we believe that we are complying with the terms of the contracts, we cannot assure you that the distributors will not be successful if they bring these claims against us. There was no similar revenue for the three months ended September 30, 2007.

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

Contingent Liabilities of CCS

Prior to 2004, a significant portion of the Company’s revenue was derived from sales by retail stores which were operated by the Company’s wholly-owned subsidiary, CCS International, Inc. (“CCS”). Commencing in mid 2003 and continuing through March 2004, the Company closed all of its retail stores, although the Company continues to make modest retail sales from its headquarters. On March 22, 2005, the Company sold the stock of CCS for $100 and contingent consideration consisting of 5% of CCS’s and its subsidiaries’ net sales through March 31, 2015. Because of CCS’s financial condition the Company has established a full reserve for uncollectible amounts due from them of $2,936,511. The Company’s balance sheet at September 30, 2007 does not reflect any liabilities of CCS, since the Company was not an obligor or guarantor with respect to any of the liabilities except as set forth in Notes 5 and 9. The Company issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditors subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not the Company, the amount by which the target prices exceeded the value of the stock on September 30, 2007, which was approximately $824,000, is not reflected as a liability of the Company at September 30, 2007. In addition at September 30, 2007, CCS’s creditors had initiated lawsuits against CCS for nonpayment of accrued liabilities and its distributors has initiated litigation for breaches of their agreements in the total amount of approximately $966,000. Judgments of approximately $770,000 have been entered against CCS in these matters. Although the Company has no contractual obligation with respect to any of the obligations of CCS, and the Company believes that it has a valid defense to any claim that it has any liability with respect to any liabilities or obligations of CCS, creditors of CCS or its subsidiaries have and may continue to make claims against the Company and they may prevail. One CCS creditor has obtained a default judgment against the Company based upon the claim that the Company was responsible for CCS’s obligations and two other CCS creditors have initiated actions against the Company claiming that the Company is responsible for CCS’s obligations. (See Note 11 of Notes to Financial Statements).

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
Use of estimates

RESULTS OF OPERATIONS - Three Months Ended September 30, 2007 and September 30, 2006

Revenues. Revenues for the three months ended September 30, 2007 (the “2007 Period”) were $1,479,986, an increase of $720,202, or 94.8%, from revenues of $759,784 for the three months ended September 30, 2006 (the “2006 Period”) primarily as a consequence of an increase in product sales of $880,376, or 146.8%, to $1,479,986 in the 2007 Period from $599,610 in the 2006 Period partially offset by a decrease of $160,174 in revenues recognized from the termination of distribution agreements with non refundable deposit balances from the 2006 Period to the 2007 Period.

Cost of Revenue. Cost of sales increased by $564,272, or 243.0% to $796,473 in the 2007 Period from $232,201 in the 2006 Period as a consequence of increased product sales. Cost of sales as a percentage of product sales was 53.8% in the 2007 Period and 38.73% the 2006 Period primarily the result of a $880,000 sale of cellular monitoring equipment in the 2007 Period with an associated cost of sales of 63.6%.

Compensation and benefits. Compensation and benefits decreased by $195,597, or 38.6%, to $311,148 in the 2007 Period from $506,745 in the 2006 Period primarily due to (i) outsourcing certain marketing and sales functions to outside consultants, and (ii) the result of implementing cost cutting programs.

Professional fees and legal matters. Professional fees and legal matters decreased by $11,102, or 25.6%, to $32,323 in the 2007 Period from $43,425 in the 2006 Period. Based on a review of our outstanding legal matters and CCS’s outstanding legal matters and unpaid settlements, we have established, in consultation with outside counsel, reserves for litigation costs that we believe are probable and can be reasonable estimated. We can provide no assurance, however, that such reserves will be sufficient to absorb actual losses that may result from unfavorable outcomes. Moreover, it is possible that the resolution of litigation contingencies will have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

Stock based compensation. Stock based compensation was $20,899 during the 2006 Period and is attributable to the grant of options and warrants to employees in accordance with FASB 123(R) that became effective for us on July 1, 2006. There was no comparable expense in the 2007 Period as these costs had been fully amortized in the fiscal year ended June 30, 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $40,058, or 12.2%, to $367,819 in the 2007 Period from $327,761 in the 2006 Period. This increase was primarily the result of (i) an increase in consulting fees of $25,615, or 66.7%, resulting from outsourcing certain marketing and sales functions to outside consultants, and (ii) an increase in travel and exhibition expenses of $17,000, or 43.1%, partially offset by implementing cost cutting programs designed to decrease a number of administrative support services.

Depreciation and amortization. Depreciation and amortization had no change and was $2,000 in the 2007 Period and $2,000 in the 2006 Period.

Interest expense. Interest expense increased by $33,521, or 60.6% to $88,819 in the 2007 Period from $55,298 in the 2006 Period primarily as a result of increased costs resulting from a continued increase in the Company’s interest bearing outstanding debt obligations

As a result of the factors described above, our net loss decreased by $309,949, or 72.3%, to $118,596, $.00 per share, in the 2007 Period from $428,545, $.00 per share, in the 2006 Period.

Liquidity and Capital Resources

At September 30, 2007 we had cash of $109,205, no accounts receivable and a working capital deficit of $8,384,686 and long term debt of $494,000. Our accounts payable and accrued expenses at September 30, 2007 were $3,541,874. As a result of our continuing losses, our working capital deficiency has increased. We funded our losses through the sale of our common stock, loans from our chief executive officer and a company owned by his wife and the issuance of notes to private investors. We also utilized vendor credit and customer deposits.

Our accounts payable and accrued expenses increased from $3,373,233 at June 30, 2007 to $3,541,874 at September 30, 2007 an increase of $168,641 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $2,857,853 which relate to payments on orders which had not been filled at that date. We have used our advance payments to fund our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

During the past three years we have sought, and been unsuccessful, in our efforts to obtain adequate funding for our business. Because of our losses and our working capital deficiency, we are not able to increase our borrowing. Our bank facility terminated on November 1, 2002 and since that date we have not been able to arrange financing with a replacement bank or institutional lender. In June 2004, we entered into a convertible credit agreement with certain stockholders pursuant to which we borrowed $494,000. Our obligations to these lenders matured on June 30, 2005, and were extended until June 30, 2010. In August, 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., a company owned by the wife of our chief executive officer, under which we may borrow up to $680,000. We borrowed approximately $661,000 under this agreement. These borrowings are due on demand. If demand is made, we do not presently have the resources to pay the lender. If the lender seeks to demand payment or otherwise enforce the notes, it may be necessary for us to seek protection under the Bankruptcy Code. We continue to require funds for our operations, and our failure either to obtain financing or generate cash flow from operations would materially impair our ability to continue in business, and we cannot assure you that we will be able to obtain the necessary financing. If we do not obtain necessary funding, either from operations or from investors, we may be unable to continue our operations and it may be necessary for us to seek protection under the Bankruptcy Code.

Our main source of funds other than the private investors has been from loans from our chief executive officer, a company owned by the chief executive officer’s wife, customer deposits and vendor credits. During the 2007 Period we received $300,000 from the sale of our common stock. We cannot provide any assurance that we will be able to raise any more money through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders might suffer significant dilution and the issuance of securities may result in a change of control. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2007 we issued the following in transactions which were not registered pursuant to the Securities Act of 1933:

•	We sold 3,227,058 shares of common stock to an accredited investor for $300,000.

None of these shares were issued in transactions involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriting or broker was involved in the stock issuances and the Company did not pay any compensation to any person in connection with the stock issuances.

 Item 3. Controls and Procedures

As of the end of the three months ended September 30, 2007, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 and that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Date: November 19, 2007