Form 10QSB
period 2008-03-31
SECURITY INTELLIGENCE TECHNOLOGIES INC
filed 2008-05-15
CIK 1117258

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

(914) 654-8700
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of common stock $.0001 par value, of the Registrant issued and outstanding as of May 9, 2008 was 96,811,726.

SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-QSB

PERIOD ENDED MARCH 31, 2008

SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	June 30,
	(Unaudited)	2007
ASSETS
Current Assets:
Cash	$12,104	$6,823
Inventory	437,758	557,133
Other current assets	5,444	111,784
Total current assets	455,306	675,740
Property and Equipment, at cost less accumulated depreciation and amortization of $24,083 and $20,000 at March 31,2008 and June 30, 2007 respectively	917	5,000
Receivable from CCS International, Ltd. less allowance for uncollectible amounts of $2,936,511 at March 31, 2008 and June 30, 2007	-	-
Other assets	16,261	18,199

Total assets	$472,484	$698,939

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,902,519	$3,373,233
Note payable - CEO/stockholder	1,892,394	2,086,784
Notes payable affiliate - revolving credit agreement	656,360	680,000
Notes payable - other	384,750	389,750
Customer deposits	2,285,454	2,167,489
Deferred revenue	556,783	556,783
Total current liabilities	9,678,260	9,254,039
Long term debt - convertible notes payable	494,000	494,000
Total liabilities	10,172,260	9,748,039
Commitments and contingencies - See Notes
Stockholders' deficit:
Preferred stock, $.0001 par value, 10,000,000 shares authorized:
Series A Convertible-$1.00 per share liquidation preference, 3,500,000 shares authorized, issued and outstanding	350	350
Series B Convertible-$1.00 per share liquidation preference, 1,500,000 shares authorized, issued and outstanding	150	150
Series C Convertible-$.01 per share liquidation preference, 5,000,000 shares authorized, issued and outstanding	-	-
Common stock, $.0001 par value, 300,000,000 shares authorized, 96,811,726 and 93,584,668 issued and outstanding at March 31, 2008 and June 30, 2007 respectively	9,681	9,358
Additional paid in capital	9,128,618	8,828,941
Accumulated deficit	(18,875,227)	(17,929,828)
Accumulated other comprehensive income	36,652	41,929
Total stockholders' deficit	(9,699,776)	(9,049,100)

Total liabilities and stockholders' deficit	$472,484	$698,939

The accompanying notes are an integral part of these financial statements.

SECURITY INTELLIGENCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenues	$1,063,999	$487,636	$2,729,328	$1,796,255

Costs and expenses:
Cost of sales	374,812	180,836	1,277,069	613,571
Compensation and benefits	278,355	275,722	847,205	1,182,889
Professional fees	228,794	225,784	346,802	316,241
Stock based compensation	-	20,442	-	62,236
Selling, general and administrative expenses	282,665	310,599	944,830	955,638
Depreciation and amortization	83	2,000	4,083	6,000
	1,164,709	1,015,383	3,419,989	3,136,575

Operating loss	(100,710)	(527,747)	(690,661)	(1,340,320)

Interest expense	91,208	85,203	254,738	208,864

Net loss	$(191,918)	$(612,950)	$(945,399)	$(1,549,184)

Loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares	96,811,726	93,584,668	96,483,153	93,371,010

The accompanying notes are an integral part of these financial statements.

SECURITY INTELLIGENCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(945,399)	$(1,549,184)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,083	6,000
Amortization of deferred compensation	-	62,236
Stock issued to consultants and employees for services	-	9,000
Stock issued to 401 K plan	-	1,298
(Decrease) increase in other comphrensive income	(5,277)	26,884
Noncash compensation - CEO/stockholder	187,500	187,500
Noncash interest expense - CEO/stockholder	56,227	59,225
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Decrease in inventory	119,375	67,834
Decrease in other current assets	106,340	75,402
Decrease in other assets	1,938	-
Increase in accounts payable and accrued expenses	529,286	684,982
Increase in customer deposits	117,965	486,439
Increase in deferred revenue	-	49,690
Net cash provided by operating activities	172,038	167,306

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable - other	-	200,000
(Repayments) of notes payable - other	(5,000)	(81,750)
(Repayments) under note payable - CEO/stockholder	(438,117)	(297,811)
(Repayments) under revolving credit agreement - affiliate	(23,640)	(5,000)
Proceeds from issuance of common stock	300,000	-
Net cash used in financing activities	(166,757)	(184,561)

Net increase (decrease) in cash	5,281	(17,255)

Cash, beginning of period	6,823	27,126
Cash, end of period	$12,104	$9,871

The accompanying notes are an integral part of these financial statements.

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2008 and 2007
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
The Company incurred net losses of $945,399 and $2,286,944 for the nine months ended March 31, 2008 and the fiscal year ended June 30, 2007, respectively. In addition, at March 31, 2008, the Company had a working capital deficit of $9,222,954, long term debt of $494,000, and a deficiency in stockholders’ equity of $9,699,776. The Company's bank facility terminated in 2002, and the only source of funds other than operations has been loans from the Company's chief executive officer and GCOM Consultants, Inc. a company owned by the wife of the chief executive officer, deposits from customers and distributors, proceeds from notes and the sale of common stock. (See Notes 3, 4, 5, 6 and 8). These factors raise substantial doubt about the Company's ability to continue as a going concern. To address the Company’s immediate cash requirements which are necessary for the Company to continue in business, management discontinued substantially

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2008 and 2007
(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued:

Going Concern and Liquidity - continued:

all of its retail operations during the fiscal year ended June 30, 2004 and re-focused its marketing efforts to focus on its sophisticated bomb jamming and cellular monitoring systems to the United States and friendly international governments and contractors of the United States Government. Sales to these groups of these systems were approximately $1,853,000 during the nine months ended March 31, 2008 and approximately $405,000 during the fiscal year ended June 30, 2007. At March 31, 2008, the Company had outstanding purchase orders for an additional amount of approximately $1,980,000 for these systems however; customers representing $1,072,000 of these orders have instituted litigation against the Company for failure to deliver. As part of this marketing effort, the Company has re-focused its staff, and is actively pursuing additional equity and debt financing to supplement cash flow from operations. However, the Company’s low stock price and its continuing losses make it difficult to obtain either equity or debt financing, and, there can be no assurances that additional financing which is necessary for the Company to continue in business, will be available to the Company on acceptable terms, or at all, or that the Company will generate the necessary cash flow from operations. The Company and its management believe that its bomb jamming and cellular monitoring systems and the United States and friendly international governments’ marketplace are viable products and markets in which to compete, and ultimately achieve profitability. The Company’s ability to continue its operations is dependent upon its ability to generate sufficient cash flow either from operations or from financing, to meet its obligations on a timely basis and to further develop and market its products. However, the Company’s financial condition and continuing losses may inhibit potential customers from purchasing the Company’s products. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Contingent Liabilities of CCS

On March 22, 2005, the Company sold all of the stock of its wholly owned subsidiary CCS International Ltd. (“CCS”). The Company’s balance sheet at March 31, 2008 does not reflect any liabilities of CCS, since the Company was not an obligor or guarantor with respect to any of the liabilities except as set forth in Note 3. Prior to the sale of CCS the Company issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditor’s subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not the Company, the amount by which the target prices exceeded the value of the stock on March 31, 2008, which was approximately $819,000, is not reflected as a liability of the Company at March 31, 2008. In addition at March 31, 2008, CCS’s creditors had initiated lawsuits against CCS for nonpayment of accrued liabilities and its distributors have initiated litigation for breeches of their agreements in the total amount of approximately $966,000. Judgments of approximately $770,000 have been entered against CCS in these matters. Although the Company has no contractual obligation with respect to any of the obligations of CCS, and the Company believes that it has a valid defense

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2008 and 2007
(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued:

Contingent Liabilities of CCS - continued:

to any claim that it has any liability with respect to any liabilities or obligations of CCS, it is possible that creditors of CCS or its subsidiaries may make a claim against the Company and that they may prevail. Two CCS creditors have obtained a default judgment against the Company based upon the claim that the Company was responsible for CCS’s obligations and another CCS creditor has initiated an action against the Company claiming that the Company is responsible for CCS’s obligations. (See Note 11).

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

Warranties

The Company warrants the products and systems it sells to be free from defects in materials and workmanship under normal use. Parts and labor costs to repair defective products or systems are covered during the first ninety days after delivery of the product or system. Thereafter the cost is billed to the customer. A tabular reconciliation of the Company’s aggregate product warranty liability for the nine months ended March 31, 2008 and 2007 is as follows:

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2008 and 2007
(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies - continued:

	Nine Months Ended
	March 31,
	2008	2007
Balance July 1,	$35,000	$35,000

Charges for warranty work	-	-

Accrual for product warranties issued during the period	-	-
Balance at March 31	$35,000	$35,000

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
March 31, 2008 and 2007
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
Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Stock options and preferred stock that are convertible into common stock based on the Company’s attainment of performance goals are not includible in the calculation of earnings per share until the specified targets are met. The following securities have been excluded from the diluted computation for the three and nine months ended March 31, 2008 and 2007 because they are contingently issuable and/or antidilutive:

	Three & Nine Months Ended
	March 31,
	2008	2007

Series A convertible preferred stock	10,500,000	10,500,000
Series B convertible preferred stock	4,500,000	4,500,000
Series C convertible preferred stock	15,000,000	15,000,000
Stock options	43,828,500	43,828,500
Warrants	-	1,500,000

New Authoritative Accounting Prouncements

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

2. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2008 consisted of the following:

Accounts payable - trade	$782,836
Professional fees	916,184
Payroll liabilities (includes delinquent payroll taxes and associated interest and penalties of $1,646,904)	1,972,073
Accrued Interest	134,753
Deferred rent payable	39,120
Other	57,553
$3,902,519

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2008 and 2007
(Unaudited)

3. Note Payable - CEO/stockholder

This amount represents a note payable to the Company's chief executive officer and includes deferred salary of $834,476 and accrued interest of $289,543 based on an interest rate of 5% per annum. The Note is due on demand and is secured by substantially all of the assets of the Company and is subordinated to outstanding borrowings under the Notes Payable Affiliate - revolving credit agreement (See Note 4). Prior to the sale of CCS (See Note 7), the Company’s chief executive officer had advanced to CCS the sum of $750,741. Pursuant to his employment agreement with the Company, the Company guaranteed CCS’ obligations to him to the maximum amount of $738,000. The Company’s obligations under this guaranty are payable only from cash flow from operations not required for the Company’s business. Because of CCS’ financial condition, the guaranteed obligations have been reflected as a liability on the Company’s balance sheet.

4. Notes Payable Affiliate - Revolving Credit Agreement

In August 2005, the Company entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of the Company’s chief executive officer, under which the Company may borrow up to $680,000. The Agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand, and are secured by a security interest in substantially all of the Company’s assets. In connection with this agreement, the Company’s chief executive officer has subordinated his security interest in the Company’s assets to any borrowings under this agreement (See Note 3). As of March 31, 2008 the Company had borrowed approximately $656,000 under this agreement.

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

6. Long Term Debt - Notes Payable - Convertible Credit Facility; Debt Issuance Expense

On June 10, 2004 the Company entered into a convertible credit agreement with private investors pursuant to which the Company borrowed $494,000. The notes bear interest at the rate of 10% per annum, are convertible into the Company’s common stock at $.0333 per share and matured on June 30, 2005, except that in the event of default the conversion rate is reduced to $.01667 per share. On June 30, 2005 the Company and the lenders entered into an agreement amending the terms of the notes which included an extension of the maturity date until June 30, 2010, a lowering of the conversion price to $.01667 per share and the lowering of the interest rate to 0% or the minimum allowed by law, subsequent to July 31, 2005. The conversion feature was valued at $3,847,832 using the Black-Scholes option-pricing model and was expensed during year ended June 30, 2005 as debt issuance expense. There were no similar expenses during the nine months ended March 31, 2008 and 2007.

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
March 31, 2008 and 2007
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

8. Common Stock

During the nine months ended March 31, 2008 the Company sold 3,227,058 shares of common stock to an accredited investor for $300,000.

9. 401(K) Savings Plan

The Company maintains a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their salary, subject to the Internal Revenue Service limits. The Company may make a discretionary match as well as a discretionary contribution. During the nime months ended March 31, 2008 there were no employee contributions to the plan. During the nine months ended March 31, 2007 the Company matched employee’s contributions of $1,298 by issuing 49,373 shares of its common stock to the plan.

10. Income taxes

The Company did not incur any income tax liabilities during the nine months ended March 31, 2008 and 2007 due to operating losses. As of March 31, 2008 the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during the nine months ended March 31, 2008 because management is uncertain as to their ultimate realization.

11. Legal Matters

On or about February 10, 2005 the Company commenced an action in the Supreme Court of New York, Westchester County, against the landlord of its New York offices; captioned Security Intelligence Technologies, Inc. v. GHP Huguenot LLC, claiming the landlord breached the lease between the parties by not providing certain agreed to services. The case is currently in discovery.

On or about March 11, 2005, an action was commenced against the Company in the City Court of the City of New Rochelle, New York by the Company’s landlord of its New York offices, captioned GHP Huguenot LLC v. Security Intelligence Technologies, Inc., claiming the Company was a habitually late in paying its monthly rent and seeking to evict the Company from the premises. The Company has denied the material allegations of the claim and has raised affirmative defenses thereto and believes that it has valid defenses to the claim. The case is currently in discovery. The Company is unable to determine whether it is reasonably possible that it will incur a loss and cannot make an estimate of the possible loss or range of loss should the Plaintiff prevail in this action.

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

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2008 and 2007
(Unaudited)

On or about May 19, 2006, an action was commenced against the Company in the Supreme Court of New York, Westchester County, captioned Munir Sukhtian Group Co. v. Security Intelligence Technologies, Inc. claiming the Company failed to deliver certain equipment and demanding a refund of the $105,000 deposit it had paid. The Company has denied the material allegations of the claim and has raised affirmative defenses thereto and believes that it has valid defenses to the claim. The Company is unable to determine whether it is reasonably possible that it will incur a loss in this matter. The Company has the recorded the $105,000 as a current liability in Customer deposits. Accordingly, if the Plaintiff prevails there will be no loss to the Company.

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

On or about September 21, 2005, an action was commenced against the Company in the Circuit Court For Miami Dade County captioned Allan Dunteman and Zarco Einhorn Salkowski & Britto, PA v. Security Intelligence Technologies, Inc. claiming the Company had failed to perform certain duties it was to perform to facilitate a settlement the plaintiff had previously reached with CCS International Ltd. and demanding $15,000 and that the Company is a successor in interest to CCS and should be liable for the amount of CCS’s settlement of $88,750 plus interest. On March 4, 2008 a default judgment was entered against the Company in the amount of $119,789 and this amount was accrued by a charge to income. The Company plans to seek to negotiate a settlement of the judgment but can give no assurances that it will be successful in negotiating any reduction in the amount of the judgment.

On or about January 19, 2006, an action was commenced against CCS and the Company in the Supreme Court of the State of New York, Westchester County, captioned El Mundo Co., Ltd. v. CCS International Ltd. and Security Intelligence Technologies, Inc. claiming that CCS breached the distribution agreement it had entered into with CCS in 1997 and demanding the return of $433,284 it had paid to CCS and that the Company should be held liable as a successor in interest to CCS. The case is currently in discovery. The Company has denied the material allegations of the claim and has raised affirmative defenses thereto and believes that it has valid defenses to the claim that it is a successor in interest to CCS International Ltd. The Company is unable to determine whether it is reasonably possible that it will incur a loss in this matter. Should the Plaintiff prevail the Company will incur a loss in the range of $0 to $433,284 plus statutory interest of 9% per annum from July 1998.

On or about September 12, 2006, an action was commenced against the Company’s subsidiary Homeland Security Strategies, Inc. in the Superior Court of the State of Arizona, captioned The Armored Group, LLC v. Homeland Security Strategies, Inc. claiming the Company failed to deliver certain equipment and demanding a refund of the $450,000 deposit it had paid and additional damages of $1,892,000. On or about December 15, 2006 the Company filed a motion to dismiss the action for lack of jurisdiction or in the alternative to transfer the venue from Arizona to the Southern District of New York. On April 10, 2007 the Arizona Court dismissed the action for lack of jurisdiction. On or about October 31, 2007, the plaintiff brought this action against the Company in the United States District Court, Southern District of New York captioned The Armored Group, LLC v. Homeland Security Strategies, Inc and Security Intelligence Technologies, Inc. again claiming the Company failed to deliver certain equipment and demanding a refund of the $450,000 deposit it had paid and additional damages of not less than $1,500.000. The Company plans to deny the material allegations of the claim and will raise affirmative defenses thereto and believes that it has valid defenses to the claim. The Company is unable to determine whether it is reasonably possible that it will incur a loss in this matter. The Company has the recorded the $450,000 as a current liability in Customer deposits. Should the Plaintiff prevail the Company will incur a loss in the range of $0 to $1,500,000 plus interest.

Security Intelligence Technologies, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2008 and 2007
(Unaudited)

On or about January 2, 2007, an action was commenced against the Company’s subsidiary Homeland Security Strategies, Inc. in the Supreme Court of the State of New York, Westchester County, captioned Formosa Forensic Analysis Technology, Inc. v. Homeland Security Strategies, Inc. claiming the Company failed to deliver certain equipment and demanding a refund of the $64,800 deposit it had paid and additional damages in an amount to be determined by the Court. The Company has denied the material allegations of the claim and has raised affirmative defenses thereto and believes that it has valid defenses to the claim. The Company is unable to determine whether it is reasonably possible that it will incur a loss in this matter. The Company has the recorded the $64,800 as a current liability in Customer deposits. Accordingly, should the Plaintiff prevail there will be no loss to the Company.

In addition to these matters, CCS and one or more of its subsidiaries are the defendant in a number of actions, in which the total amount claimed, is approximately $966,000. Judgments have been rendered against CCS in these matters in the approximate amount of $770,000. Although the Company is not a party to any agreement with the plaintiff in any of these actions and has not taken any action to guarantee these obligations, it is possible that the plaintiffs may seek to make a claim against it. The Company believes that it has no liability in any of these actions, and will vigorously defend any action which seeks to impose liability upon it. The Company is unable to determine whether it is reasonably possible that it will incur a loss in these matters. The Company estimates the range of the potential loss it may incur in these matters to be between $0 and $966,000.

At March 31, 2008, the Company’s liabilities included delinquent payroll taxes and associated interest and penalties of $1,646,904 primarily owed to the Internal Revenue Service and the state of New York. The Company is in discussions with the Internal Revenue Service and the state of New York seeking a reduction in the penalties that have been assessed and a long-term payment schedule to pay the delinquent payroll taxes however, the Company can give no assurances that it will be successful in reducing the assessed penalties or that it will be successful in negotiating a long-term payment schedule to pay the delinquent payroll taxes.  Further, if the Company is successful in negotiating a long-term payment schedule to pay the delinquent payroll taxes it can give no assurances that it will be able to make the payments on a timely basis.

12. Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information for the nine month periods ended March 31, 2008 and 2007 are as follows:

	Nine Months Ended
	March 31,
	2008	2007

Interest paid	$76,665	$110,860

Taxes paid	$877	$835

Accrued interest and deferred salary credited to note payable - CEO/stockholder	$243,727	$246,725

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The following discussion should be read in conjunction with our financial statements, including the notes thereto. Our financial statements and information have been prepared to reflect our financial position as of March 31, 2008 and March 31, 2007. Historical results and trends should not be taken as indicative of future operations.

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

In August 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., which is owned by the wife of our chief executive officer, under which we may borrow up to $680,000. The agreement terminates on September 1, 2015 and requires monthly payments of $4,410 during the term. Borrowings under the agreement bear interest at the annual rate of 7.025%, are due on demand, and are secured by a security interest in substantially all of our assets. In connection with this agreement, our chief executive officer has subordinated his security interest in our assets to any borrowings under this agreement. As of March 31, 2008, we had borrowed approximately $656,000 under this agreement.

Our working capital deficiency has made it difficult for us to attract new business and maintain relations with our customers and suppliers. Other than our credit agreement and loans from our chief executive officer, our main source of funds has been our customer deposits which we use for our operations.

Because of our working capital problems we are delinquent in payment of payroll taxes. At March 31, 2008, our liabilities included delinquent payroll taxes and associated interest and penalties of $1,646,904, primarily owed to the Internal Revenue Service and the state of New York. We are in discussions with the Internal Revenue Service and the state of New York seeking a reduction in the penalties that have been assessed and a long-term payment schedule to pay the delinquent payroll taxes however, we can give no assurances that we will be successful in reducing the assessed penalties or that we will be successful in negotiating a long-term payment schedule to pay the delinquent payroll taxes.  Further, if we are successful in negotiating a long-term payment schedule to pay the delinquent payroll taxes we can give no assurances that we will be able to make the payments on a timely basis.

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

A significant portion of our revenue for the year ended June 30, 2007 represents non-refundable deposits from distributors which were forfeited upon expiration or termination of the distribution agreements as a result of the failure of the distributors to purchase our products. The deposits were to be applied to the purchase price of products ordered pursuant to the distribution agreement. Although we recognize these deposits as revenue upon expiration or termination of the contracts, the distributors may claim that they are entitled to a refund of the unused deposits, notwithstanding the characterization of the deposits as non-refundable. Although we believe that we are complying with the terms of the contracts, we cannot assure you that the distributors will not be successful if they bring these claims against us. There was no similar revenue for the nine months ended March 31, 2008.

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

Contingent Liabilities of CCS

Prior to 2004, a significant portion of the Company’s revenue was derived from sales by retail stores which were operated by the Company’s wholly-owned subsidiary, CCS International, Inc. (“CCS”). Commencing in mid 2003 and continuing through March 2004, the Company closed all of its retail stores, although the Company continues to make modest retail sales from its headquarters. On March 22, 2005, the Company sold the stock of CCS for $100 and contingent consideration consisting of 5% of CCS’s and its subsidiaries’ net sales through March 31, 2015. Because of CCS’s financial condition the Company has established a full reserve for uncollectible amounts due from them of $2,936,511. The Company’s balance sheet at March 31, 2008 does not reflect any liabilities of CCS, since the Company was not an obligor or guarantor with respect to any of the liabilities except as set forth in Notes 3 and 7. The Company issued shares of common stock to settle debt obligations of CCS or its subsidiaries. These agreements contain a price guarantee that requires CCS to settle in cash any difference between the original face amounts of the debt and proceeds from the creditors subsequent sale of the shares. Since the obligation to make the payment is an obligation of CCS, and not the Company, the amount by which the target prices exceeded the value of the stock on March 31, 2008, which was approximately $819,000, is not reflected as a liability of the Company at March 31, 2008. In addition at March 31, 2008, CCS’s creditors had initiated lawsuits against CCS for nonpayment of accrued liabilities and its distributors have initiated litigation for breaches of their agreements in the total amount of approximately $966,000. Judgments of approximately $770,000 have been entered against CCS in these matters. Although the Company has no contractual obligation with respect to any of the obligations of CCS, and the Company believes that it has a valid defense to any claim that it has any liability with respect to any liabilities or obligations of CCS, creditors of CCS or its subsidiaries have and may continue to make claims against the Company and they may prevail. Two CCS creditor have obtained a default judgment against the Company based upon the claim that the Company was responsible for CCS’s obligations and another CCS creditors has initiated an action against the Company claiming that the Company is responsible for CCS’s obligations. (See Note 11 of Notes to Financial Statements).

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
Use of estimates

RESULTS OF OPERATIONS - Nine Months Ended March 31, 2008 and March 31, 2007

Revenues. Revenues for the nine months ended March 31, 2008 (the “2008 Period”) were $2,729,328, an increase of $933,073, or 52.0%, from revenues of $1,796,255 for the nine months ended March 31, 2007 (the “2007 Period”) primarily as a consequence of an increase in product sales of $1,163,019, or 74.3%, to $2,729,328 in the 2008 Period from $1,566,309 in the 2007 Period partially offset by a decrease of $229,946 in revenues recognized from the termination of distribution agreements with non refundable deposit balances from the 2007 Period to the 2008 Period.

Cost of Revenue. Cost of sales increased by $663,498, or 108.1% to $1,277,069 in the 2008 Period from $613,571 in the 2007 Period as a consequence of increased product sales. Cost of sales as a percentage of product sales was 46.8% in the 2008 Period and 39.2% the 2007 Period which increase is primarily the result of an $880,000 sale of cellular monitoring equipment in the 2008 Period that had an associated cost of sales of 63.6%.

Compensation and benefits. Compensation and benefits decreased by $335,684, or 28.4%, to $847,205 in the 2008 Period from $1,182,889 in the 2007 Period primarily due to (i) outsourcing certain marketing and sales functions to outside consultants, and (ii) the result of implementing cost cutting programs.

Professional fees and legal matters. Professional fees and legal matters increased by $30,561, or 9.7%, to $346,802 in the 2008 Period from $316,241 in the 2007 Period. Based on a review of our outstanding legal matters and CCS’s outstanding legal matters and unpaid settlements, we have established, in consultation with outside counsel, reserves for litigation costs that we believe are probable and can be reasonable estimated. We can provide no assurance, however, that such reserves will be sufficient to absorb actual losses that may result from unfavorable outcomes. Moreover, it is possible that the resolution of litigation contingencies will have a material adverse impact on our consolidated financial condition, results of operations, and cash flows.

Stock based compensation. Stock based compensation was $62,236 during the 2007 Period and is attributable to the grant of options and warrants to employees in accordance with FASB 123(R) that became effective for us on July 1, 2006. There was no comparable expense in the 2008 Period as these costs had been fully amortized in the fiscal year ended June 30, 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $10,808, or 1.1%, to $944,830 in the 2008 Period from $955,638 in the 2007 Period. This decrease was primarily the result of the implementation of cost cutting programs designed to decrease a number of administrative support services.

Depreciation and amortization. Depreciation and amortization decreased by $1,917, or 31.2%, to $4,083 in the 2008 Period from $6,000 in the 2007 Period. This decrease is the result of assets becoming fully depreciated at December 31, 2007.

Interest expense. Interest expense increased by $45,874, or 22.0% to $254,738 in the 2008 Period from $208,864 in the 2007 Period primarily as a result of increased costs resulting from a continued increase in the Company’s interest bearing outstanding debt obligations.

As a result of the factors described above, our net loss decreased by $603,785, or 39.0%, to $945,399, $.01 per share, in the 2008 Period from $1,549,184, $.02 per share, in the 2007 Period.

Liquidity and Capital Resources

At March 31, 2008 we had cash of $12,104, no accounts receivable, a working capital deficit of $9,222,954 and long term debt of $494,000. Our accounts payable and accrued expenses at March 31, 2008 were $3,902,519. As a result of our continuing losses, our working capital deficiency has increased. We funded our losses through the sale of our common stock, loans from our chief executive officer and a company owned by his wife and the issuance of notes to private investors. We also utilized vendor credit and customer deposits.

Our accounts payable and accrued expenses increased from $3,373,233 at June 30, 2007 to $3,902,519 at March 31, 2008 an increase of $529,286 reflecting our inability to pay creditors currently. We also had customer deposits and deferred revenue of $2,842,237 which relate to payments on orders which had not been filled at that date. We have used our advance payments to fund our operations. If our vendors do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our clients to continue to place orders with us.

During the past three years we have sought, and been unsuccessful, in our efforts to obtain adequate funding for our business. Because of our losses and our working capital deficiency, we are not able to increase our borrowing. Our bank facility terminated on November 1, 2002 and since that date we have not been able to arrange financing with a replacement bank or institutional lender. In June 2004, we entered into a convertible credit agreement with certain stockholders pursuant to which we borrowed $494,000. Our obligations to these lenders matured on June 30, 2005, and were extended until June 30, 2010. In August, 2005, we entered into a revolving credit agreement with GCOM Consultants, Inc., a company owned by the wife of our chief executive officer, under which we may borrow up to $680,000. We borrowed approximately $656,000 under this agreement. These borrowings are due on demand. If demand is made, we do not presently have the resources to pay the lender. If the lender seeks to demand payment or otherwise enforce the notes, it may be necessary for us to seek protection under the Bankruptcy Code. We continue to require funds for our operations, and our failure either to obtain financing or generate cash flow from operations would materially impair our ability to continue in business, and we cannot assure you that we will be able to obtain the necessary financing. If we do not obtain necessary funding, either from operations or from investors, we may be unable to continue our operations and it may be necessary for us to seek protection under the Bankruptcy Code.

Our main source of funds other than the private investors has been from loans from our chief executive officer, a company owned by the chief executive officer’s wife, customer deposits and vendor credits. During the 2008 Period we received $300,000 from the sale of our common stock. We cannot provide any assurance that we will be able to raise any more money through the sale of our equity securities. We may not be able to obtain any additional funding, and, if we are not able to raise funding, we may be unable to continue in business. Furthermore, if we are able to raise funding in the equity markets, our stockholders might suffer significant dilution and the issuance of securities may result in a change of control. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the nine months ended March 31, 2008 we issued the following in transactions which were not registered pursuant to the Securities Act of 1933:

•	.We sold 3,227,058 shares of common stock to an accredited investor for $300,000.

None of these shares were issued in transactions involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriting or broker was involved in the stock issuances and the Company did not pay any compensation to any person in connection with the stock issuances.

 Item 3. Controls and Procedures

As of the end of the nine months ended March 31, 2008, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 and that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Date: May 15, 2008